Form 10-Q
period 1995-04-02
BRANDON SYSTEMS CORP
filed 1995-05-05
CIK 807782

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                            ------------------------

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934.




    For the Quarter Ended                              Commission File Number
       April 2, 1995                                           0-15312



                          BRANDON SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)



               DELAWARE                                   13-2707203
    --------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


               ONE HARMON PLAZA
            SECAUCUS, NEW JERSEY                            07094
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)



    Registrant's telephone number, including area code   (201) 392-0800

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X    NO
                                 -------    -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    As of May 3, 1995, the registrant had 4,452,254 shares of its Common Stock, par value $.10 per share outstanding.

                                                                       FORM 10-Q
                                                                       PAGE 1





                          BRANDON SYSTEMS CORPORATION

                                   - INDEX -





PART I -      FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1 -      Financial Statements


              Condensed Consolidated Balance Sheets                       2


              Condensed Consolidated Statements of Income                 3


              Condensed Consolidated Statement of
                Shareholders' Equity                                      4


              Condensed Consolidated Statements of Cash Flows             5


              Notes to Condensed Consolidated Financial Statements       6-7


ITEM 2 -      Management's Discussion and Analysis of
                Results of Operations and Financial Condition            8-10


PART II -     OTHER INFORMATION


ITEM 4 -      Submission of Matters to a Vote of Security-Holders        11


ITEM 6 -      Exhibits and Reports on Form 8-K                           11


Signatures                                                               12

PART 1 - FINANCIAL INFORMATION                                         FORM 10-Q
                                                                       PAGE 2


                          BRANDON SYSTEMS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     APRIL 2,       OCTOBER 2,
                                                       1995            1994
                                                    ----------     -----------
                           ASSETS
Current assets
  Cash and cash equivalents........................ $ 3,456,000    $ 6,268,000
  Marketable securities, principally tax exempt
    bonds (Note 4).................................  11,853,000      9,187,000
  Accounts receivable, less allowance for
    doubtful accounts..............................  12,289,000     10,728,000
  Deferred income taxes (Note 2)...................     438,000        556,000
  Prepaid expenses and other current assets........   1,020,000        759,000
                                                     ----------     ----------
          Total current assets.....................  29,056,000     27,498,000
Furniture and equipment, at cost, less
  accumulated depreciation.........................   2,783,000      2,252,000
Other assets.......................................     221,000        238,000
                                                     ----------     ----------
                                                    $32,060,000    $29,988,000
                                                    ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accrued expenses and other current
    liabilities.................................... $ 4,209,000    $ 4,535,000
  Dividends payable (Note 3).......................     312,000        310,000
  Income taxes payable.............................                    169,000
                                                      ---------      ---------
           Total current liabilities...............   4,521,000      5,014,000

Shareholders' equity (Note 3):
  Preferred stock, $1.00 par value; authorized
    1,000,000 shares, issued and outstanding - None
  Common stock, $.10 par value; authorized
   10,000,000 shares; issued 4,450,424
     and 4,426,691 shares, respectively............     445,000        443,000
  Paid-in capital..................................   6,189,000      5,939,000
  Unrealized loss on marketable securities of
      $34,000, less $14,000 tax effect (Note 4)....     (20,000)
  Retained earnings................................  20,925,000     18,592,000
                                                     ----------     ----------
           Total shareholders' equity..............  27,539,000     24,974,000
                                                     ----------     ----------
                                                    $32,060,000    $29,988,000
                                                    ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 3


                          BRANDON SYSTEMS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                THREE MONTHS ENDED       SIX MONTHS ENDED
                               ---------------------    --------------------
                               APRIL 2,     APRIL 3,    APRIL 2,    APRIL 3,
                                 1995         1994        1995        1994
                               --------     --------    --------    --------
Revenues..................... $20,135,000  $16,725,000 $39,259,000 $32,531,000

Cost and expenses:
  Cost of services...........  12,456,000   10,078,000  23,958,000  19,502,000
  Selling, general and
    administrative expenses..   5,381,000    4,708,000  10,602,000   9,260,000
                                ---------    ---------  ----------   ---------

      Total cost and expenses  17,837,000   14,786,000  34,560,000  28,762,000
                               ----------   ----------  ----------  ----------
Income from operations.......   2,298,000    1,939,000   4,699,000   3,769,000

Other, net (principally
    interest income).........     161,000       56,000     311,000     142,000
                                 --------     --------    --------    --------

  Income before provision for
     income taxes............   2,459,000    1,995,000   5,010,000   3,911,000

Provision for income taxes
     (Note 2)................   1,008,000      827,000   2,054,000   1,603,000
                                ---------     --------   ---------   ---------

  Net income.................  $1,451,000   $1,168,000  $2,956,000  $2,308,000
                               ==========   ==========  ==========  ==========

Net income per common share
     (Note 1)................        $.32         $.26        $.65        $.52
                                     ====         ====        ====        ====

Weighted average common
  shares outstanding
  (Note 1)...................   4,563,579    4,468,683   4,551,276   4,447,410





See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 4





                          BRANDON SYSTEMS CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED APRIL 2, 1995




                                   COMMON STOCK
                                   OUTSTANDING              UNREALIZED                 TOTAL
                                -----------------  PAID-IN  INVESTMENT   RETAINED   SHAREHOLDERS'
                                SHARES     AMOUNT  CAPITAL    LOSSES     EARNINGS      EQUITY
                                ------     ------  -------   --------    --------   -------------
Balance,
October 2, 1994              4,426,691  $443,000  $5,939,000     -      $18,592,000  $24,974,000

Cash dividends
declared, $.14
per share
(Note 3)                                                                   (623,000)    (623,000)

Issuance of common
stock in connection
with the 1993
Employee Stock
Purchase Plan                    5,796                90,000                              90,000

Stock options
exercised                       17,937     2,000     160,000                             162,000

Change in unrealized
investment losses,
net of income taxes
of $14,000
(Note 4)                                                       (20,000)                  (20,000)

Net income                                                                2,956,000    2,956,000
                             ---------  --------  ----------  ---------   ---------    ---------

Balance,
April 2, 1995                4,450,424  $445,000  $6,189,000  $(20,000) $20,925,000  $27,539,000
                             =========  ========  ==========  ========= ===========  ===========




See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 5

                          BRANDON SYSTEMS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE SIX MONTHS ENDED


                                                    APRIL 2,        APRIL 3,
                                                      1995            1994
                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................   $ 2,956,000     $ 2,308,000
    Adjustments to reconcile net income to
      net cash provided by operations:
    Depreciation of furniture and equipment....       384,000         330,000
    Amortization of other assets...............        13,000          24,000
    Deferred income taxes......................       132,000        (105,000)
    Other......................................       (73,000)         55,000
    Changes in assets and liabilities:
      Accounts receivable......................    (1,561,000)       (841,000)
      Prepaid expenses and other current assets      (261,000)       (132,000)
      Accrued expenses and other current
         liabilities...........................      (326,000)        199,000
      Income taxes payable.....................      (169,000)       (239,000)
                                                     ---------      ----------
           Net cash provided by operating
              activities.......................     1,095,000       1,599,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of furniture and equipment..........      (915,000)       (440,000)
  Purchase of marketable securities............    (7,585,000)     (3,420,000)
  Proceeds from sales of marketable securities.     4,958,000       3,351,000
  Decrease in deposits.........................         4,000          27,000
                                                   -----------     -----------
     Net cash used for investing activities....    (3,538,000)       (482,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid...............................      (621,000)       (480,000)
  Exercise of stock options....................       162,000          57,000
  Issuance of common stock under Employee
     Stock Purchase Plan.......................        90,000          36,000
  Purchase of treasury stock...................                        (3,000)
                                                     ---------     -----------
     Net cash used for financing activities....      (369,000)       (390,000)

Net (decrease) increase in cash, and
   cash equivalents............................    (2,812,000)        727,000

Cash and cash equivalents at beginning
   of period...................................     6,268,000       3,900,000
                                                    ---------       ---------

Cash and cash equivalents at end of period.....    $3,456,000      $4,627,000
                                                   ==========      ==========




See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 6


                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL:

         The accompanying condensed consolidated financial statements include the accounts of Brandon Systems Corporation (the "Company") and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements and notes included herein have been condensed as permitted under the rules and regulations of the Securities and Exchange Commission, and therefore do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended October 2, 1994.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as at April 2, 1995 and October 2, 1994, the consolidated results of its operations for the three months and six months ended April 2, 1995 and April 3, 1994, and its consolidated cash flows for the six month periods then ended.

         The results of operations for the three months and six months ended April 2, 1995 and April 3, 1994 are not necessarily indicative of the results to be expected for the full year.

         Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding during the periods.

         The Company's fiscal year ends on the Sunday nearest to the end of the month of September. The Company's fiscal year is generally 52 weeks, but periodically will consist of 53 weeks.

2.       INCOME TAXES:

         The provision (credit) for income taxes is comprised of the following:

                                THREE MONTHS ENDED      SIX MONTHS ENDED
                               ---------------------   --------------------
                               APRIL 2,    APRIL 3,    APRIL 2,    APRIL 2,
                                 1995        1994        1995        1994
                               --------    --------    --------    --------
         Current:
           Federal..........   $800,000    $684,000   $1,430,000  $1,264,000
           State and local..    276,000     241,000      492,000     444,000
                               --------    --------   ----------   ---------
                              1,076,000     925,000    1,922,000   1,708,000
                              ---------    --------   ----------   ---------

         Deferred:
           Federal..........    (51,000)    (74,000)      98,000     (79,000)
           State and local..    (17,000)    (24,000)      34,000     (26,000)
                                --------   --------     --------    --------
                                (68,000)    (98,000)     132,000    (105,000)
                                --------   --------     --------    --------
                              $1,008,000   $827,000   $2,054,000  $1,603,000
                              ==========   ========   ==========  ==========

                                                                       FORM 10-Q
                                                                       PAGE 7



                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The deferred tax provision relates primarily to the reversal of temporary differences resulting from payroll related costs that became tax deductible during the six months ended April 2, 1995. The components of the net deferred tax asset as of April 2, 1995 and October 2, 1994 were allowance for doubtful receivables, accumulated depreciation of furniture and equipment, compensated absences, deferred rent and other liabilities.

         Cash paid by the Company for income taxes during the first half of fiscal 1995 and 1994 was $2,579,000 and $2,138,000, respectively.

3.       SHAREHOLDERS' EQUITY:

         On December 15, 1994 and March 7, 1995, the Board of Directors declared cash dividends of $.07 per share. The December 15, 1994 dividend was paid on January 12, 1995, to shareholders of record as of December 29, 1994, and the March 7, 1995 dividend was paid on April 12, 1995 to shareholders of record as of March 29, 1995.

4.       MARKETABLE SECURITIES:

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of October 3, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of implementing this new pronouncement did not have a significant impact on the Company's financial statements.

         At April 2, 1995, marketable debt securities, which consist of tax-exempt securities issued by various state agencies and their political subdivisions, have been categorized as available for sale and as a result are stated at fair value. Unrealized holding gains and losses are included as a component of shareholders' equity until realized. At October 2, 1994 these marketable securities were carried at the lower of cost or market.

         Gross unrealized holding gains and losses were $7,000 and $41,000, respectively. There were $16,000 of gross realized gains and $19,000 of gross realized losses during the six months ended April 2, 1995. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

         The contractual maturities of debt securities, including accrued interest, available for sale at April 2, 1995, follows:

         (In Thousands)                               Cost      Fair Value
         -----------------------------------------------------------------
         Due within one year                        $ 5,627       $ 5,634
         Due after one year through three years       2,742         2,739
         Due after three years                        3,518         3,480
                                                    ----------------------
                                                    $11,887       $11,853
                                                    ======================

                                                                       FORM 10-Q
                                                                       PAGE 8

                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         RESULTS OF OPERATIONS

         Revenues, income from operations and net income, set new second quarter and six month highs.

         For the three months ended April 2, 1995 revenues were $20,135,000, increasing 20.4% from $16,725,000 for the three months ended April 3, 1994. For the six months ended April 2, 1995, revenues reached $39,259,000, increasing 20.7% from $32,531,000 for the first half of fiscal 1994. The revenue growth in fiscal 1995 is primarily due to increases in the volume of services provided by the Company, as opposed to increases in prices. Systemp(R) Technical Services revenue, which accounted for approximately 89% of the second quarter revenue increase, increased by 27.2% to $14,181,000 from $11,146,000 in 1994 and for the comparable six months increased by 27.9% to $27,536,000 from $21,536,000. These increases are primarily attributable to a growth in client requirements for technical services in both established and newer market territories. Brandon Professional Services revenue was $3,314,000 for the second quarter of 1995 compared to $3,462,000 in 1994 and for the comparable six month periods was $6,680,000 in 1995 and $6,899,000 in 1994. Brandon
         Managed Services(TM) revenues (multi-year outsourcing contracts) increased by 44.5% to $2,518,000 from $1,743,000 for the comparable second quarters and for the comparable six months increased by 35.8% to $4,713,000 from $3,470,000 for the comparable 1994 quarter, primarily as a result of an increase in client engagements.

         Cost of services consists primarily of compensation and related payroll costs for the Company's technical, professional and managed services' personnel working on customer engagements. As a percentage of revenues, costs of services usually increase in the second quarter of the Company's fiscal year, because that quarter begins a new calendar year for payroll taxes for its employees working on customer engagements. Such costs were 61.9% of revenues for the three months ended April 2, 1995, and 60.3% of revenues for the three months ended
         April 3, 1994.   The increase in cost of services as a percentage of
         revenues in the second quarter of fiscal 1995 primarily relates to the increase in Brandon Managed Services(TM) revenues (multi-year outsourcing contracts) which has a higher cost of service percentage than technical and professional services.

         For the six months ended April 2, 1995, cost of services were 61% of revenues, compared with 59.9% of revenues during the six months ended April 3, 1994. The increase in cost of services as a percentage of revenue in the first half of fiscal 1995 also primarily relates to the aforementioned increase in Brandon Managed Services(TM) business in fiscal 1995 and also increased cost of providing technical services.

         The Company believes that, if it were to realize increased revenue from Brandon Managed Services(TM), which has a higher cost of services percentage than technical and professional services revenue, cost of services as a percentage of revenues may also increase. However, the Company also believes that income from operations will not be adversely impacted because of the resulting overall increase in the volume of business.

                                                                       FORM 10-Q
                                                                       PAGE 9


                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         Selling, general and administrative expenses, as a percentage of revenues, were 26.7% in the second quarter of fiscal 1995, compared with 28.1% in the second quarter of fiscal 1994. Such expenses for the six months ended April 2, 1995 were 27% of revenues compared to 28.5% during the six months ended April 3, 1994. The decrease in selling, general and administrative expenses as a percentage of revenues during fiscal 1995 was primarily due to economies of scale realized from a larger base of revenues.

         Selling, general and administrative expenses increased during the first half of 1995 compared to the similar period of 1994 by $1,342,000 from $9,260,000 to $10,602,000. Such increase is primarily attributed to increased commissions, general and administrative payroll costs and other related expenses associated with the Company's growth. The Company has embarked on a strategic growth plan and is expanding its business in existing markets and entering new market territories. Accordingly, the Company believes that selling, general and administrative costs will continue to increase as it expects to incur staffing expenses, market development and recruitment related costs in connection with its expansion. The Company also believes that as a result of its expansion selling, general and administrative expenses as a percentage of revenues may also increase in subsequent quarters unless and until such time as revenues are sufficient to absorb the additional expenses incurred. The Company has opened new offices in Orlando and Tampa, Florida, and plans to open four additional offices by the end of the fiscal year.

         Income from operations increased by 18.5% and 24.7%, respectively, for the second quarter and first half of fiscal 1995 over the comparable periods last year. Income from operations increased to $2,298,000 from $1,939,000 during second quarter of fiscal 1995, and as a percentage of total revenues was 11.4% compared to 11.6% for the second quarter of fiscal 1994. For the comparable six month periods income from operations increased to $4,699,000 from $3,769,000, and as a percentage of total revenues increased to 12% from 11.6%.

         The Company's effective income tax rate as a percentage of income before income taxes was 41% for both the first half of fiscal 1995 and 1994.

         Net income for the three months ended April 2, 1995 increased to $1,451,000 compared to $1,168,000 for the comparable period in fiscal 1994. For the six months ended April 2, 1995, net income increased to $2,956,000 compared to $2,308,000 for the six months ended April 3, 1994.

                                                                       FORM 10-Q
                                                                       PAGE 10


                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



        LIQUIDITY AND CAPITAL RESOURCES

         Working capital at April 2, 1995 was approximately $24.5 million, as compared with $22.5 million at October 2, 1994. The Company currently believes it has sufficient working capital to meet its immediately foreseeable capital requirements for expansion and funding of existing operations. The Company's geographic expansion and other growth have not required, and in the Company's view will not for the foreseeable future require, substantial cash commitments beyond amounts generated in the normal course of business. The Company is continually evaluating acquisition opportunities. The Company has no bank or long-term debt and believes it has sufficient resources to support its long-term growth strategies through currently available cash, cash to be generated from future operations and its ability to obtain additional financing. The Company invests cash in excess of immediately foreseeable requirements in interest-bearing marketable securities, pending its use for operating needs or for acquisitions should appropriate opportunities arise.

                                                                       FORM 10-Q
                                                                       PAGE 11



                          BRANDON SYSTEMS CORPORATION



  PART II - OTHER INFORMATION

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                 The annual meeting of stockholders of Brandon Systems Corporation was held on March 7, 1995. All of the matters voted upon at the meeting were approved and the voting results were as follows:

                 1. Three Class of 1998 directors were elected, Mrs. Domenica Schulz-Scarpulla and Messrs. Ira B. Brown, and William E. Hess. The number of votes cast for the nomination of Mrs. Schulz-Scarpulla and Mr. Brown were 3,951,384 and 17,060 withheld authority. The number of votes cast for Mr. Hess were 3,963,285 and 5,159 withheld authority. The other directors whose terms continued after the meeting were Myra Brown, Kenneth A. DeGhetto, Steven S. Elbaum, Peter Lordi, Martin M. Pollak, and Charles Y.C. Tse.

                 2. The appointment of Coopers & Lybrand LLP was ratified as the independent auditors of the Company for the fiscal year ending October 1, 1995. The number of votes cast were: 3,837,553 for, 125,879 against and 5,012 abstained.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

                 (a)      Exhibits - none

                 (b) Reports on Form 8-K - none have been filed during the quarter ended April 2, 1995.

                                                                       FORM 10-Q
                                                                       PAGE 12





                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934,

    the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BRANDON SYSTEMS CORPORATION
                                           (Registrant)



    DATE:  May 3, 1995            /s/ Domenica Schulz-Scarpulla
                                  -----------------------------
                                  Domenica Schulz-Scarpulla
                                  President,
                                  Chief Operating Officer
                                  and Director
                                  (Principal Operating Officer)



    DATE:  May 3, 1995            /s/ Peter Lordi
                                  --------------------------
                                  Peter Lordi
                                  Senior Vice President-Finance
                                  and Administration, Treasurer
                                  and Director (Principal
                                  Financial Officer)



    DATE:  May 3, 1995            /s/ Raymond J. Bolan
                                  ---------------------------
                                  Raymond J. Bolan
                                  Controller (Principal Accounting
                                  Officer)