Form 10-Q/A
period 1995-04-02
BRANDON SYSTEMS CORP
filed 1995-07-12
CIK 807782

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           ------------------------

                                 FORM 10-Q/A
                              (AMENDMENT NO. 1)


(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTER ENDED APRIL 2, 1995

                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________ TO ________

                Commission File Number 0-15312

                BRANDON SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

          DELAWARE                                13-2707203
- -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

       ONE HARMON PLAZA
     SECAUCUS, NEW JERSEY                        07094
- ----------------------------------------      ----------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (201) 392-0800
                                                   --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES  x     NO
                           -----     -----

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                       -----    -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        As of May 3, 1995 the registrant has 4,452,254 shares of its Common Stock, par value $.10, per share outstanding.

        Item 6 (Exhibits and Reports on Form 8-K) of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1995, is hereby amended and restated in its entirety as follows:

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

        27.  Financial Data Schedule.

        (b)  Reports on Form 8-K.

        During the fiscal quarter ended April 2, 1995, no Current Reports on Form 8-K were filed.

                                  SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRANDON SYSTEMS CORPORATION
                                        (Registrant)


DATE:   July 11, 1995           /s/ Domenica Schulz-Scarpulla
                                ------------------------------------------

                                Domenica Schulz-Scarpulla
                                President,
                                Chief Operating Officer
                                and Director
                                (Principal Operating Officer)


DATE:   July 11, 1995           /s/ Peter Lordi
                                ------------------------------------------
                                Peter Lordi
                                Senior Vice President-Finance &
                                Administration, Treasurer and
                                Director (Principal Financial
                                Officer)

DATE:   July 11, 1995           /s/ Raymond J. Bolan
                                ------------------------------------------
                                Raymond J. Bolan
                                Controller (Principal Accounting Officer)

                              INDEX OF EXHIBITS


EXHIBIT NO.                      DESCRIPTION

27.                  Financial Data Schedule.