Form 10-Q
period 1995-07-02
BRANDON SYSTEMS CORP
filed 1995-08-10
CIK 807782

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                            ------------------------

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934.



    For the Quarter Ended                              Commission File Number
       July 2, 1995                                            0-15312


                          BRANDON SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   13-2707203
    -------------------------------                   -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


            ONE HARMON PLAZA
          SECAUCUS, NEW JERSEY                              07094
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)


    Registrant's telephone number, including area code   (201) 392-0800

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

    As of August 4, 1995 the registrant had 4,460,004 shares of its Common Stock, par value $.10, per share outstanding.

                                                                       FORM 10-Q
                                                                       PAGE 1





                          BRANDON SYSTEMS CORPORATION

                                   - INDEX -




PART I -      FINANCIAL INFORMATION                                PAGE NO.


ITEM 1 -      Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets                    2


              Condensed Consolidated Statements of Income              3


              Condensed Consolidated Statement of
                 Shareholders' Equity                                  4


              Condensed Consolidated Statements of Cash Flows          5


              Notes to Condensed Consolidated Financial Statements    6-7


ITEM 2 -      Management's Discussion and Analysis of
                Results of Operations and Financial Condition         8-11


PART II -     OTHER INFORMATION


ITEM 6 -      Exhibits and Reports on Form 8-K                        12


Signatures                                                            12

PART 1 - FINANCIAL INFORMATION                                         FORM 10-Q
                                                                       PAGE 2

                          BRANDON SYSTEMS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     JULY 2,     OCTOBER 2,
                                                      1995          1994
                                                    --------    -------------
                         ASSETS
Current assets
  Cash and cash equivalents........................ $ 5,360,000   $ 6,268,000
  Marketable securities, principally
    tax exempt bonds (Note 4)......................  12,372,000     9,187,000
  Accounts receivable, less allowance for
    doubtful accounts..............................  11,381,000    10,728,000
  Deferred income taxes (Note 2)...................     453,000       556,000
  Prepaid expenses and other current assets........     471,000       759,000
                                                     ----------    ----------
          Total current assets.....................  30,037,000    27,498,000

Furniture and equipment at cost, less
  accumulated depreciation.........................   2,859,000     2,252,000
Other assets.......................................     213,000       238,000
                                                    -----------   -----------
                                                    $33,109,000   $29,988,000
                                                    ===========   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accrued expenses and other current
    liabilities.................................... $ 4,023,000   $ 4,535,000
  Dividends payable (Note 3).......................     312,000       310,000
  Income taxes payable.............................      11,000       169,000
                                                    -----------   -----------
          Total current liabilities................   4,346,000     5,014,000

Shareholders' equity (Note 3):
  Preferred stock, $1.00 par value; authorized
    1,000,000 shares, issued and outstanding - None
  Common stock, $.10 par value; authorized
    10,000,000 shares, issued 4,454,504
    and 4,426,691 shares, respectively.............     446,000       443,000
  Paid-in capital..................................   6,255,000     5,939,000
  Unrealized gain on marketable securities of
    $34,000, less $14,000 tax effect (Note 4)......      20,000
  Retained earnings................................  22,042,000    18,592,000
                                                    -----------   -----------

           Total shareholders' equity..............  28,763,000    24,974,000
                                                    -----------   -----------
                                                    $33,109,000   $29,988,000
                                                    ===========   ===========



See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 3


                          BRANDON SYSTEMS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                --------------------      ------------------
                                JULY 2,     JULY 3,        JULY 2,    JULY 3,
                                  1995        1994          1995       1994
                                --------    --------      --------   --------

Revenues.....................   $20,607,000  $16,818,000  $59,866,000  $49,349,000

Cost and expenses:
  Cost of services...........    12,600,000   10,045,000   36,558,000   29,547,000
  Selling, general and
    administrative expenses       5,816,000    4,705,000   16,418,000   13,965,000
                                -----------  -----------  -----------  -----------

      Total cost and expenses.   18,416,000   14,750,000   52,976,000   43,512,000
                                -----------  -----------  -----------  -----------

Income from operations........    2,191,000    2,068,000    6,890,000    5,837,000

Other, net (principally
   interest income)...........      229,000       86,000      540,000      228,000
                                -----------  -----------  -----------  -----------

  Income before provision for
     income taxes.............    2,420,000    2,154,000    7,430,000    6,065,000

Provision for income taxes
     (Note 2).................      992,000      884,000    3,046,000    2,487,000
                                -----------  -----------  -----------  -----------

  Net income..................  $ 1,428,000  $ 1,270,000  $ 4,384,000  $ 3,578,000
                                ===========  ===========  ===========  ===========

Net income per common share
     (Note 1).................         $.31         $.28         $.96         $.80
                                       ====         ====         ====         ====


Weighted average common shares
  outstanding (Note 1)........    4,581,357    4,497,499     4,561,303   4,464,106



See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 4




                          BRANDON SYSTEMS CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED JULY 2, 1995



                           COMMON STOCK
                           OUTSTANDING                UNREALIZED                  TOTAL
                         ----------------   PAID-IN   INVESTMENT  RETAINED    SHAREHOLDERS'
                         SHARES    AMOUNT   CAPITAL     GAINS     EARNINGS        EQUITY
                         ------    ------   -------   ----------  --------    -------------

Balance,
October 2, 1994        4,426,691  $443,000  $5,939,000           $18,592,000   $24,974,000

Cash dividends
declared, $.21                                                      (934,000)     (934,000)
per share (Note 3)

Issuance of common
stock in connection
with the 1993
Employee Stock
Purchase Plan              7,626     1,000     128,000                             129,000

Stock options
exercised                 20,187     2,000     188,000                             190,000
Change in unrealized
investment gains,
net of income taxes
of $14,000 (Note 4)                                     $20,000                     20,000

Net income                                                         4,384,000     4,384,000
                       ---------  --------  ---------  --------  -----------   -----------

Balance,
July 2, 1995           4,454,504  $446,000  $6,255,000  $20,000  $22,042,000   $28,763,000
                       =========  ========  ==========  =======  ===========   ===========



See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 5

                          BRANDON SYSTEMS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   FOR THE NINE MONTHS ENDED
                                                   --------------------------
                                                   JULY 2,           JULY 3,
                                                    1995              1994
                                                  --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................  $4,384,000        $3,578,000
    Adjustments to reconcile net income to
      net cash provided by operations:
    Depreciation of furniture and equipment....     609,000           491,000
    Amortization of other assets...............      15,000            31,000
    Deferred income taxes......................      89,000          (161,000)
    Other......................................     (73,000)           55,000
    Changes in assets and liabilities:
      Accounts receivable......................    (653,000)         (645,000)
      Prepaid expenses and other current assets     288,000           (84,000)
      Accrued expenses and other current
         liabilities...........................    (512,000)          587,000
      Income taxes payable.....................    (158,000)         (136,000)
                                                 ----------        ----------
         Net cash provided by operating
             activities........................   3,989,000         1,101,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of furniture and equipment..........  (1,216,000)         (879,000)
  Purchase of marketable securities............ (13,623,000)       (6,666,000)
  Proceeds from sales of marketable securities.  10,545,000         6,702,000
  Decrease in deposits.........................      10,000            13,000
                                                 ----------        ----------
       Net cash used for investing activities..  (4,284,000)         (754,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid...............................    (932,000)         (721,000)
  Exercise of stock options....................     190,000           121,000
  Issuance of common stock under
     Employee Stock Purchase Plan..............     129,000            68,000
  Purchase of treasury stock...................                        (3,000)
                                                 ----------        ----------
        Net cash used for financing activities..   (613,000)         (535,000)

Net (decrease) increase in cash and
    cash equivalents...........................    (908,000)        2,427,000
Cash and cash equivalents at
   beginning of period.........................   6,268,000         3,900,000
                                                 ----------        ----------

Cash and cash equivalents at
   end of period...............................  $5,360,000        $6,327,000
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

                                                                       FORM 10-Q
                                                                       PAGE 6


                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed consolidated financial statements include the accounts of Brandon Systems Corporation (the "Company") and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements and notes included herein have been condensed as permitted under the rules and regulations of the Securities and Exchange Commission, and therefore do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended October 2, 1994.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as at July 2, 1995 and October 2, 1994, the consolidated results of its operations for the three months and nine months ended July 2, 1995 and July 3, 1994, and its consolidated cash flows for the nine month periods then ended.

         The interim results for the three months and nine months ended July 2, 1995 and July 3, 1994 are not necessarily indicative of the results to be expected for the full year.

         Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding during the periods.

         The Company's fiscal year ends on the Sunday nearest to the end of the month of September. The Company's fiscal year is generally 52 weeks, but periodically will consist of 53 weeks.

2.       INCOME TAXES:

         The provision (credit) for income taxes is comprised of the following:

                               THREE MONTHS ENDED        NINE MONTHS ENDED
                              JULY 2,     JULY 3,      JULY 2,      JULY 3,
                               1995        1994         1995         1994
                             --------    --------     --------     --------
         Current:
           Federal.......... $ 770,000   $ 709,000   $2,200,000   $1,973,000
           State and local..   265,000     231,000      757,000      675,000
                             ---------   ---------   ----------   ----------
                             1,035,000     940,000    2,957,000    2,648,000
                             ---------   ---------   ----------   ----------

         Deferred:
           Federal..........   (32,000)    (44,000)      66,000     (123,000)
           State and local..   (11,000)    (12,000)      23,000      (38,000)
                             ---------   ---------   ----------   ----------
                               (43,000)    (56,000)      89,000     (161,000)
                             ---------   ---------   ----------   ----------
                             $ 992,000   $ 884,000   $3,046,000   $2,487,000
                             =========   =========   ==========   ==========

                                                                       FORM 10-Q
                                                                       PAGE 7


                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The deferred tax provision relates primarily to the reversal of temporary differences which have become currently tax deductible. The components of the net deferred tax asset as of July 2, 1995 and October 2, 1994 were the allowance for doubtful accounts receivables, accumulated depreciation of furniture and equipment, compensated absences, deferred rent and accrued liabilities.

         Cash paid by the Company for income taxes during the first nine months of fiscal 1995 and 1994 was $2,978,000 and $2,796,000, respectively.

3.       SHAREHOLDERS' EQUITY:

         The Board of Directors declared cash dividends of $.07 per share on December 15, 1994, March 7, 1995 and May 17, 1995. The dividends were paid on January 12, 1995, April 12, 1995 and July 12, 1995 to shareholders of record as of December 29, 1994, March 29, 1995 and June 27, 1995, respectively.

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

         At July 2, 1995, marketable debt securities, which consist of tax-exempt securities issued by various state agencies and their political subdivisions, have been categorized as available for sale and as a result are stated at fair value. Unrealized holding gains and losses are included as a component of shareholders' equity until realized. At October 2, 1994 these marketable securities were carried at the lower of cost or market.

         Gross unrealized holding gains and losses were $72,000 and $38,000, respectively. There were $54,000 of gross realized gains and $37,000 of gross realized losses during the nine months ended July 2, 1995. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

         The contractual maturities of debt securities, including accrued interest, available for sale at July 2, 1995, follows:

         (In Thousands)                             Cost        Fair Value
         -----------------------------------------------------------------

         Due within one year                      $ 4,713         $ 4,729
         Due after one year through three years     6,878           6,923
         Due after three years                        747             720
                                                  -----------------------
                                                  $12,338         $12,372
                                                  =======================

                                                                       FORM 10-Q
                                                                       PAGE 8

                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

OVERVIEW

         Brandon Systems Corporation ("Brandon") is a nationwide information technology solutions company, providing short-term supplemental and long-term contractual support for computer operations, PC help desks, local area networks, computer programming, and advanced systems training. A majority of Brandon's revenues is derived from providing its clients with short-term supplemental technical services, under its Systemp(R) trademark, offering clients a broad range of services including computer operations, PC help desks and local area networks. Brandon also provides short-term supplemental computer programming, under the Brandon Professional Services trade name. As a complement to its other service offerings, Brandon offers its clients training services. Brandon Training courses are offered to clients for all computer
platforms and environments.   Brandon provides long-term contractual support to
its clients by offering them unique outsourcing services under the Brandon Managed Services(TM) trade name. Under a typical Brandon Managed Services(TM) arrangement, the client retains complete strategic control and management over all functional areas of their information systems facility while Brandon assumes responsibility for day-to-day management, staffing, and meeting agreed-upon service criteria. A Brandon Managed Services(TM) arrangement can include technical, professional or training services. Historically, Brandon has derived a majority of its revenues from Systemp(R) Technical Services and expects that Systemp(R) Technical Services will continue to represent a majority of its revenues. Brandon believes, however, that Brandon Managed Services(TM) revenues will increase as a percentage of its total revenues as businesses continue the trend of outsourcing their information systems needs, to gain efficiency and cost savings, while still retaining strategic control of their IS operations.

         The Company's revenues, income from operations and net income set new third quarter highs. Three new offices were opened during fiscal 1995 and as of July 2, 1995 the Company had 29 offices as compared to 23 at July 3, 1994.

THIRD QUARTER FISCAL 1995 COMPARED TO THIRD QUARTER FISCAL 1994

         REVENUES. Revenues increased 22.5% for the three months ended July 2, 1995. Revenues were $20,607,000 compared to $16,818,000 for the three months ended July 3, 1994. The comparable third quarter revenue growth is primarily a result of a continuing demand for Systemp(R) Technical Services and an acceleration in the growth of Brandon Managed Services(TM) business.

         Systemp(R) Technical Services revenues accounted for approximately 59.2% of the third quarter revenue increase. Technical Services increased by 19% to $14,031,000 from $11,787,000 in 1994, which is primarily attributable to a growth in client requirements for Technical Services in established market territories.

         Brandon Professional Services revenues increased by 11.3% to $3,418,000 for the third quarter of 1995 compared to $3,072,000 in 1994.

         Brandon Managed Services(TM) revenues (long-term contractual support), increased by 76.4% to $2,874,000 from $1,629,000, primarily as a result of an increase in the number of data processing sites serviced by the Company. Brandon Managed Services(TM) revenues accounted for 14% of total revenues in the third quarter of 1995 compared to 10% in 1994.

                                                                       FORM 10-Q
                                                                       PAGE 9

                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         COST OF SERVICES. Cost of services consists primarily of compensation and related payroll costs for the Company's Technical, Professional and Managed Services personnel working on customer engagements. As a percentage of revenues, such costs were 61.1% of revenues for the three months ended July 2, 1995, and 59.7% of revenues for the three months ended July 3, 1994. The increase in cost of services as a percentage of revenues in the third quarter of fiscal 1995 primarily relates to the increase in Managed Services revenues (long-term contractual support), which has a higher cost of service percentage than Technical and Professional Services (short-term supplemental support). Accordingly, as the Company continues to realize increased revenue from Brandon Managed Services(TM), cost of services as a percentage of revenues will also continue to increase. However, the Company believes income from operations will not be adversely impacted because of the resulting overall increase in the volume of business.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company has embarked on a strategic growth plan and is expanding its business in existing markets and entering new market territories. This strategy has required the Company in incur additional expenses related to staffing, market development and recruitment. As a result, selling, general and administrative expenses increased during the third quarter of 1995 compared to the third quarter 1994 by $1,111,000 from $4,705,000 to $5,816,000. As a percentage of revenues, however, selling, general and administrative expenses, remained relatively stable at 28.2% of revenues in the third quarter of fiscal 1995, compared with
28.0% in the third quarter of fiscal 1994.   The Company believes that selling,
general and administrative costs will continue to increase as it expects to incur additional staffing, market development and recruitment costs related to its expansion. The Company also believes such expenses as a percentage of revenues may also increase in subsequent quarters unless and until such time as revenues are sufficient to absorb the additional expenses incurred.

         INCOME FROM OPERATIONS. Income from operations increased by 5.9% for the third quarter of fiscal 1995 over the comparable period last year. Income from operations increased to $2,191,000 from $2,068,000 during third quarter of fiscal 1995, and as a percentage of total revenues was 10.6% compared to 12.3% in the third quarter of 1994.

         OTHER, NET. Other, net which consists primarily of interest income increased from $86,000 to $229,000 primarily because of higher interest rates as well as an increase in the Company's portfolio of marketable securities.

         PROVISION FOR INCOME TAXES. The Company's effective income tax rate as a percentage of income before income taxes was 41% for both the third quarter of fiscal 1995 and 1994.

         NET INCOME. The Company's net income increased to $1,428,000, or 6.9% of revenues from $1,270,000, or 7.6% of revenues for the comparable third quarter in fiscal 1994.

                                                                       FORM 10-Q
                                                                       PAGE 10
                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FIRST NINE MONTHS FISCAL 1995 COMPARED TO FIRST NINE MONTHS 1994

         REVENUES.   Revenues increased 21.3% for the nine months ended July 2,
1995, reaching $59,866,000, from $49,349,000 for the first nine months of fiscal 1994. The revenue growth in fiscal 1995 is primarily due to increases in the volume of services provided by the Company, as opposed to increases in prices.

         Systemp(R) Technical Services revenues for the comparable nine months increased 24.7% to $41,567,000 from $33,324,000. Such increase is primarily attributable to a growth in client requirements for Technical Services in established market territories.

         Brandon Professional Services revenues for the comparable nine month periods was $10,098,000 in 1995 and $9,971,000 in 1994.

         Brandon Managed Services(TM) revenues (long-term contractual support), for the comparable nine months increased by 48.8% to $7,587,000 from $5,099,000 in 1994, primarily as a result of an increase in the number of data processing sites serviced by the Company. Brandon Managed Services(TM) business represented 13% of total revenues in fiscal 1995 compared to 10% in fiscal 1994.

         COST OF SERVICES.   Cost of services were 61.1% of revenues, for the
nine months ended July 2, 1995, compared with 59.9% of revenues during the nine months ended July 3, 1994. The increase in cost of services as a percentage of revenue in the first nine months of fiscal 1995 primarily relates to the aforementioned increased cost associated with Brandon Managed Services(TM) business in fiscal 1995 and increases in the cost of providing Technical Services combined with an increasingly competitive environment for such services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased during the first nine months of 1995 compared to the similar period of 1994 by $2,453,000 from $13,965,000 to $16,418,000.
Such increase is primarily attributed to increased commissions, general and administrative payroll costs and other related expenses associated with the Company's growth. Selling, general and administrative expenses for the nine months ended July 2, 1995 were 27.4% of revenues compared to 28.3% during the nine months ended July 3, 1994. The decrease in such costs, as a percentage of revenues, for the comparable nine months was primarily due to economies of scale realized from a larger revenue base.

         INCOME FROM OPERATIONS.   Income from operations increased by 18.0%
for the first nine months of fiscal 1995 over the comparable period last year. Income from operations increased to $6,890,000 in 1995 from $5,837,000 in 1994, and as a percentage of total revenues was 11.5% and 11.8%, respectively.

         PROVISIONS FOR INCOME TAXES.   The Company's provision for income
taxes increased to $3,046,000, or an effective tax rate of 41% in fiscal 1995, from $2,487,000, or an effective tax rate of 41% in fiscal 1994.

         NET INCOME.   Net income for the nine months ended July 2, 1995,
increased to $4,384,000, or 7.3% of revenues, compared to $3,578,000, or 7.3% of revenues, for the nine months ended July 3, 1994.

                                                                       FORM 10-Q
                                                                       PAGE 11

                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased to approximately $25.7 million, at July 2, 1995, from $22.5 million at October 2, 1994. The Company currently believes it has sufficient working capital to meet its immediately foreseeable capital requirements for expansion and funding of existing operations. The Company's geographic expansion and other growth have not required, and in the Company's view will not for the foreseeable future require, substantial cash commitments beyond amounts generated in the normal course of business. The Company is continually evaluating acquisition opportunities. The Company has no bank or long-term debt and believes it has sufficient resources to support its long-term growth strategies through currently available cash, cash to be generated from future operations, and its ability to obtain financing. The Company invests cash in excess of immediate foreseeable requirements in interest-bearing marketable securities, pending its use for operating needs or for acquisitions should appropriate opportunities arise.

                                                                       FORM 10-Q
                                                                       PAGE 12


                          BRANDON SYSTEMS CORPORATION


         PART II - OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

                  (a)  Exhibit No. 27 - Financial Data Schedule

                  (b) Reports on Form 8-K - none have been filed during the quarter ended July 2, 1995.

                                   SIGNATURES

         Pursuant to the Requirements of the Securities Exchange Act of 1934,

         the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BRANDON SYSTEMS CORPORATION
                                         (Registrant)



         DATE:  August 8, 1995        /s/ Domenica Schulz-Scarpula
                                      -----------------------------
                                      Domenica Schulz-Scarpulla
                                      President,
                                      Chief Operating Officer
                                      and Director
                                      (Principal Operating Officer)



         DATE:  August  8, 1995       /s/ Peter Lordi
                                      ----------------------
                                      Peter Lordi
                                      Senior Vice President-Finance
                                      and Administration,
                                      Treasurer and Director (Principal
                                      Financial Officer)



         DATE:  August  8, 1995       /s/ Raymond J. Bolan
                                      ----------------------
                                      Raymond J. Bolan
                                      Controller
                                      (Principal Accounting Officer)