Form 10-K
period 1995-10-01
BRANDON SYSTEMS CORP
filed 1995-12-29
CIK 807782

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-K


      (Mark one)
      (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended October 1, 1995

      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from      to

         Commission File Number:         0-15312

                          BRANDON SYSTEMS CORPORATION

         (Exact name of registrant as specified in its charter)

                 Delaware                                    13-2707203
         ------------------------                           ------------------
         (State of incorporation)                           (IRS Employer
                                                            Identification No.)

      Nine Polito Avenue, Lyndhurst, New Jersey           07071
      -----------------------------------------         ----------
      (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code 201-842-0700
                                                          ------------

      Securities registered pursuant to Section 12(b) of the Act:

      Common stock, par value $.10                 American Stock Exchange
      ----------------------------                 -----------------------
            (Title of each class)                  (Name of each exchange
                                                     on which registered)

      Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No
                                  ---------   --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

         As of December 18, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant "(holders of record other than officers, directors and 10% or more stockholders)" was approximately $75,365,000.

         As of December 18, 1995, the Registrant had 4,481,312 shares of its Common Stock, par value $.10, issued of which 4,381,312 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of this form is incorporated by reference from the Registrant's definitive Proxy Statement to be sent in connection with its 1996 Annual Meeting of Stockholders.

                                   PART I
ITEM 1:  BUSINESS

GENERAL

         Brandon Systems Corporation (the "Company") is a Delaware corporation and is a nationwide provider of Information Technology staffing services. The Company has been in business since 1968, and its services include short-term supplemental staffing and long-term outsourcing of computer operations, communications operations, help desk support, client-server support, computer programming and computer technology training.

         The Company provides a broad range of services to its customers to enable them to meet their information systems needs. Services provided by the Company consist of computer services (technical and professional short-term supplemental staffing services), Brandon Insourcing(TM) services (a unique type of outsourcing service) and training services. The Company offers all of its services from branch offices located in, or in close proximity to, major cities throughout the United States under its SYSTEMP(R) trademark, Brandon Systems trade name, Brandon Insourcing(TM) trademark, and the Brandon Training trade name. The Company's business is not seasonal.

         SYSTEMP(R) TECHNICAL SERVICES

                 Under its SYSTEMP(R) trademark, the Company offers technical computer services on a temporary basis to commercial businesses and governmental agencies to supplement its customer's staff. The Company's technical staff performs a broad range of tasks required for the operation of data centers, help desk, networks and personal computers. Technical computer services include:

                 Computer Operations - performing all functions necessary to operate mainframe computers and peripheral equipment, including controlling job sequencing, and resource allocation.

                 Operations Analysis - preparing performance evaluations for data processing centers.

                 Communications - providing problem resolution, monitoring and testing of networks, support of voice and data communications systems.

                 Operations Support - controlling the storage and retrieval of data files.

                 Personal Computer Support - supporting PC help desks, local area networks, client-server environments and PC users.

                 In fiscal 1995, the Company derived approximately 69% of its revenues by providing SYSTEMP(R) technical computer support services to its clients.

                 The Company's SYSTEMP(R) technical computer support services are provided primarily by hourly employees, some of whom may have been employed for five or more years with the Company. Many computer operators, operations and network analysts and communications technicians work on an hourly basis rather than hold traditional salaried positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, and receive fewer fringe benefits than their salaried counterparts, these persons frequently are compensated at higher hourly rates than equivalent salaried technicians with similar backgrounds and have a greater opportunity for diversity and involvement with a multitude of technological environments.

                 Demand for SYSTEMP(R) services generally originates from clients possessing in-house computers who desire staffing flexibility. These clients supplement their staff in a particular skill or for a specific project with technical support provided by the Company. Although the Company has long-term relationships with many clients, such engagements are normally terminable by the clients upon short notice, generally less than thirty days. Engagements have involved from one to as many as one hundred twenty Company technicians and may range from one day to several years. Typically, a candidate is assigned to a client subject to the client's right of approval. The Company's technical employees work at the client's facility under client supervision. The client is charged an hourly rate that comprises the direct labor rate of the technician provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit.

         BRANDON PROFESSIONAL SERVICES

                 Under its Brandon Systems trade name, the Company offers professional computer services to systems developers and computer users. Services provided by the Company primarily include systems analysis, systems design, application development and programming for most large scale computers, minicomputers and microcomputers, emphasizing on-line and database applications.

                 Professional computer services are typically engaged by clients to provide expertise for periods ranging from one month to several years under a flexible contractual arrangement.

                 Brandon Systems' professional computer services are provided by both hourly and salaried employees. Professional computer service employees usually work at a client's facility under the client's supervision. As with its technical computer service employees, candidates are assigned to client engagements subject to the client's right of approval.

                 In fiscal 1995, the Company derived approximately 17% of its revenues from professional computer services.

BRANDON INSOURCING(TM) SERVICES

         The Company provides a unique type of outsourcing service to its clients under the name of Brandon Insourcing(TM). Unlike traditional outsourcing arrangements, where the service provider takes full control of a customer's information systems facility, under a typical Brandon Insourcing(TM) contract, the customer maintains complete strategic control, and is relieved of technology staffing and performance issues which might tend to detract customer management from focusing on their core business. Brandon Insourcing(TM) takes responsibility for the day-to-day performance of the customer's information systems facility including the functions of staffing, day-to-day supervision, and for meeting pre-determined service levels. The Company believes that Brandon Insourcing(TM) engenders a partnering relationship, providing customers with the traditional savings of outsourcing, yet enabling customers to preserve strategic control over their information systems and data.

         Unlike its short term temporary computer services, Brandon Insourcing(TM) contracts require the Company to provide a pre-determined service level. The service level may consist of either a continuous coverage requirement, a guaranteed performance response time requirement, a performance quality level requirement, or a combination thereof.

         Under its Brandon Insourcing(TM) trademark, the Company supervises its own staff in the operation of a customer's information systems facilities, help desks, programming departments or other specific functional areas under the general direction of the customer's existing information systems management.

         In providing Brandon Insourcing(TM) services, the Company believes that it is not in direct competition with the major computer outsourcing firms and on certain engagements, works as a subcontractor with four of the leading outsourcing firms.

         During fiscal 1995, Brandon Insourcing(TM) contracts accounted for approximately 13% of the Company's revenues. The Company believes that there are opportunities for revenue growth for Brandon Insourcing(TM) in existing markets and through geographical expansion into new market areas.

         The Company currently has Brandon Insourcing(TM) contracts to operate twenty-three data processing centers, or functional areas thereof. Under a typical Brandon Insourcing(TM) contract, the Company assumes responsibility for one or more of a clients' functional data processing areas. These contracts usually range from one to three years in duration and require the Company to furnish its customers with a pre-determined performance level or staffing level at a fixed price. The Company's contracts generally provide the Company with the right to adjust its prices at periodic intervals, typically annually, and upon the conclusion of each engagement term, subject to the customer's option to agree to the adjustment or not extend the contract. The Company performs these services at the customers' facilities. The Company's employees may be either salaried or paid on an hourly basis. The Company's on-site management typically reports directly to the customer's existing information systems executive as well as to the Company's management team.

         The Company has an in-house technical support organization which provides technical assistance to its nationwide network of branch offices as well as its on-site management. The Company believes that this resource helps to contribute to the successful delivery of Brandon Insourcing(TM) service offerings and to meet its contractual commitments. Brandon Insourcing(TM) services typically are billed to customers on a monthly basis.

TRAINING SERVICES

         Under its Brandon Training trade name, the Company provides instruction in open systems technologies and traditional technologies to information systems managers, software engineers and end users. Courses are delivered at client sites and at the Company's training center in Jersey City, New Jersey. Historically, training services have been offered to existing and prospective customers, although this service has not been a significant revenue source. During fiscal 1995, approximately 1% of the Company's revenues were derived from training services.

CUSTOMERS AND MARKETING

         Historically, the Company's customers have been among the largest corporations in the United States with substantial data processing operations. During fiscal 1995, the Company provided services to approximately 1,200 customers.

         The Company's customers consist primarily of telecommunication companies, banking and financial services firms, utilities, major corporations and state governmental agencies. Most of the Company's customers are located in or in close proximity to major metropolitan areas. During fiscal 1995, no one customer represented 10% or more of the Company's revenues.

         The Company relies on repeat orders and referrals from its existing customers, as well as marketing to potential customers. Most of the Company's engagements, except for Brandon Insourcing(TM) contracts, are terminable by customers on short notice.

         The Company markets its services primarily through direct solicitation by its sales staff supplemented by its management team. In addition, the Company markets its services by using national and local advertising, participation in trade exhibitions and competitive bidding processes. The

Company's sales staff is compensated on a fixed remuneration basis, supplemented by commissions. Each member of its sales staff and each branch office markets and supports all of the Company's computer services to clients. PERSONNEL ASSIGNMENT AND RECRUITMENT

         The Company maintains a salaried and hourly computer service staff, as well as a large pool of candidates for future employment. A majority of the Company's employees who perform technical or professional engagements are employed by the Company on a contracted hourly basis. Each branch office of the Company maintains a data base of information on pre-qualified technical and professional support personnel classified by skill, residence, experience and current availability for assignment. When called upon to fill an engagement, the Company's technical staffing specialists in each branch office match the client's specifications with the information in the data base on these potential employees. Each branch office usually conducts the assignment and recruitment of potential employees independently, although, branch offices within a close proximity share candidate data base information. On occasion, the Company uses its nationwide network of branch offices as a resource when staffing for specific assignments.

         The Company recruits qualified candidates through advertisements in local media, trade journals, industry specific job fairs and referrals by current and past employees. Employees and candidates for employment listed in the Company's data base may not work exclusively for the Company. Technical skills, experience, and work habits are among the criteria which the Company uses when selecting employees. Generally, candidates are technically tested and references are checked as part of the Company's selection process. The Company considers its pay scale to be competitive.

EMPLOYEES

         At October 1, 1995, the Company employed 268 salaried employees in its headquarters and branch offices other than billable salaried and hourly technicians on assignment to clients. During the fiscal year ended October 1, 1995, the Company employed approximately 7,100 hourly technicians and 45 salaried technicians on assignments to approximately 1,200 clients.

         The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

COMPETITION

         The Company believes that it is a leading provider of its SYSTEMP(R) Technical Services to computer users in a majority of the market areas in which its branch offices are presently located. The Company competes with temporary help services, contract programming companies, training companies, system integrators and technical staffing companies.

         Competition in the market areas in which the Company provides its computer services is intense. The Company's competitors include a large number of small local firms, public companies or divisions thereof. A number of the Company's competitors are significantly larger and have greater capital resources than the Company. The Company competes with these firms for potential employees as well as for customers. The Company competes both on the basis of cost and quality of its services.

MARKET AREAS

         The Company currently maintains offices in Los Angeles, Oakland and Orange, California; Denver, Colorado; Stamford, Connecticut; Wilmington, Delaware; Maitland and Tampa, Florida; Atlanta, Georgia; Chicago and Schaumburg, Illinois; Boston, Massachusetts; Southfield, Michigan; Bloomington, Minnesota; Kansas City and St. Louis, Missouri; East Rutherford, Edison, Jersey City and Lyndhurst, New Jersey; New York City and Westbury, New York; Raleigh, North Carolina; Independence, Ohio; Trevose, Pennsylvania; Dallas, Houston and San Antonio, Texas; Reston, Virginia; Seattle, Washington;

Madison and Milwaukee, Wisconsin. The Company is considering expansion to other areas both within and outside the United States which the Company believes have a significant concentration of computers. Any decision to expand in these areas will depend on general and local market conditions, including the availability of skilled technicians, and the Company's assessment of potential demand for its services in those areas.

TRADEMARK

         SYSTEMP(R) is a registered trademark of the Company. The Company considers the SYSTEMP(R) trademark to have name recognition and significant value in the marketing of its temporary technical computer services in the areas in which its offices are located. Brandon Insourcing(TM) is also a trademark, which the Company believes will achieve name recognition and value to the Company.

REGULATION

         The Company's operations as currently conducted are subject to governmental regulation in the State of New Jersey, where the Company has registered with the Temporary Help Service Section, Division of Consumer Affairs of the Department of Law and Public Safety. Compliance with such New Jersey regulations has not and is not expected to have a material effect on the Company's business. The Company is unaware of any other jurisdictions in which its operations are subject to industry specific material governmental regulation.

         Federal, state and local provisions regulating discharge of materials into the environment are not expected to have a material effect on the Company's business.

ITEM 2:  DESCRIPTION OF PROPERTY

         The Company leases approximately 16,400 square feet at its corporate headquarters in Lyndhurst, New Jersey at an annual rent of approximately $294,000 from an unaffiliated party. Thirty-one additional facilities aggregating approximately 73,000 square feet of space are leased from unaffiliated parties at rentals and under other terms and conditions prevailing in the various locations.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is not a party to any pending material legal proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, par value $.10 ("Common Stock") is traded on the American Stock Exchange under the symbol BRA. The following table sets forth, for the periods indicated, the range of the high and low closing prices per share of the Company's Common Stock as reported by the American Stock Exchange.

                 PERIOD                            HIGH                      LOW

                 Fiscal 1994
                 1st quarter                                12 7/8            9 3/8
                 2nd quarter                                16               11 5/8
                 3rd quarter                                17 1/8           11 7/8
                 4th quarter                                17 1/4           14

                 Fiscal 1995

                 1st quarter                                19 1/8           15 3/8
                 2nd quarter                                22 1/2           17 1/4
                 3rd quarter                                24 3/8           20 1/2
                 4th quarter                                22               18 1/4

         As of December 13, 1995, the Company had 596 stockholders of record. The Company believes that banks, brokerage firms and certain institutional investors hold, through nominees, shares of the Company's common stock on behalf of approximately 1,850 beneficial owners.

         On December 13, 1995, the Company increased its quarterly cash dividend to $.085 per share. During fiscal 1995, the Company's Board of Directors declared four quarterly cash dividends of $.07 per share. During fiscal 1994, the Company's Board of Directors declared three quarterly cash dividends of $.055 per share and one quarterly cash dividend of $.07 per share.

         Determination as to future dividends and dividend amounts will depend upon the Company's financial condition, capital requirements, results of operations and other factors deemed relevant by the Company's Board of Directors.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data of the Company included in this table for the fiscal years ended 1991 through 1995 have been derived from the Company's consolidated financial statements. Reference is made to the Company's consolidated statements of income for each of the three fiscal years in the period ended October 1, 1995 and consolidated balance sheets as of October 1, 1995 and October 2, 1994, which appear on pages F-2 and F-3 of this Form 10-K.

         The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the Company's consolidated financial statements and notes thereto.

         The Company operates under a 52/53 week fiscal year ending on the Sunday nearest to the end of the month of September. All fiscal years presented contain 52 weeks except fiscal year 1993 which contains 53 weeks.

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL YEARS                         1995      1994      1993*     1992     1991
                                     ----      ----      ----      ----     ----
INCOME STATEMENT DATA:
Revenues .....................     $80,645   $66,961   $56,654   $45,293   $37,898
Cost and expenses:
   Cost of services ...........     49,122    40,151    34,724    27,301    22,680
   Selling, general and
     administrative expenses        22,108    18,800    17,187    14,176    12,948
                                    ------    ------    ------    ------    ------

   Total cost and expenses          71,230    58,951    51,911    41,477    35,628
                                    ------    ------    ------    ------    ------

Income from operations ........      9,415     8,010     4,743     3,816     2,270
 Income before provision for
      income taxes ............     10,145     8,362     5,061     4,300     2,854
Provision for income taxes.....      4,109     3,428     2,024     1,677       879
      Net Income...............      6,036     4,934     3,037     2,623     1,975

PER SHARE DATA (1):
  Net income per common share        $1.32     $1.10     $ .69     $ .60     $ .45

  Cash dividends per
    common share...............      $ .28     $ .24     $ .21     $ .20     $ .18

  Weighted average common
    shares outstanding ........      4,564     4,476     4,390     4,361     4,350

BALANCE SHEET DATA:
Total current assets ..........    $32,232   $27,498   $22,293   $19,395   $16,825
 Total current liabilities ....      5,139     5,014     3,796     2,768     1,819
 Total assets..................     35,317    29,988    24,437    21,152    18,333
 Shareholders' equity .........     30,178    24,974    20,641    18,384    16,514

----------
(1) All per share data has been retroactively restated to reflect the five-for-four stock split declared May 19, 1992 and effected June 18, 1992.

* 53 week year.

ITEM 7:

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   OVERVIEW

   Brandon Systems Corporation is an Information Technology staffing company, providing outsourcing, strategic staffing partnerships, and technical staffing solutions in computer operations, help desks, and programming. The Company's services are provided to clients from offices strategically located throughout the United States. A majority of Brandon's revenues is derived from providing its clients with short-term supplemental technical services, under its SYSTEMP(R) trademark, offering clients a broad range of staffing services covering computer operations, PC help desks and local area networks. Brandon also provides supplemental computer programming, under the Brandon Professional Services trade name. Brandon Training offers clients training services for all computer platforms and environments. Brandon provides long-term contractual support to its clients by offering them unique outsourcing services under the BRANDON INSOURCING(TM) trade name. Under a typical BRANDON INSOURCING(TM) arrangement, the client retains complete strategic control over the functional areas of their information systems facility while Brandon assumes responsibility for day-to-day management, staffing, and meeting agreed-upon service criteria. A BRANDON INSOURCING(TM) arrangement can include technical, professional or training services.

   The Company's fiscal year ends on the Sunday nearest to the end of September. The Company's fiscal year usually contains 52 weeks and occasionally will consist of 53 weeks.

   The Company's revenues, income from operations and net income set new record highs for fiscal 1995. These results mark the fourth consecutive record year for the Company. Four new offices were opened during fiscal 1995 and as of October 1, 1995, the Company had 30 offices as compared to 26 at October 2, 1994.

   The following table sets forth the percentage relationship to revenues of certain items in the Company's consolidated statements of income for fiscal years 1995, 1994 and 1993:


                                                         Percentage of          % Period-to-Period
                                                        Total Revenues          Increase (Decrease)
                                                        --------------          -------------------
                                                                                  1995    1994
                                                                                   vs.     vs.
                                                 1995        1994       1993*     1994    1993*
                                                 ----        ----       ----      ----    ----
Revenues:
 Technical Services                              69.0%       68.0%      64.0%    21.5%    26.6%
 Professional Services                           17.0        20.0       24.0      0.0     (1.9)
 BRANDON INSOURCING(TM) Services                 13.0        10.0       11.0     59.3     10.6
 Training Services                                1.0         2.0        1.0    (13.1)    32.6
                                                ------      -----      -----
      Total revenues                            100.0       100.0      100.0     20.4     18.2
Cost and expenses:
 Cost of services                                60.9        60.0       61.3     22.3     15.6
 Selling, general and administrative expenses    27.4        28.0       30.3     17.6      9.4
                                                ------      -----      -----
      Total cost and expenses                    88.3        88.0       91.6     20.8     13.6
      Income from operations                     11.7        12.0        8.4     17.5     68.9
Other, net                                         .9          .5         .5    107.4     10.7
                                                ------      -----      -----
      Income before provision for income taxes   12.6        12.5        8.9     21.3     65.2
Provision for income taxes                        5.1         5.1        3.5     19.9     69.4
                                                ------      -----      -----
      Net income                                  7.5%        7.4%       5.4%    22.3%    62.5%
                                                =====       =====      =====

*53 weeks

FISCAL 1995 COMPARED TO FISCAL 1994

REVENUES. The Company's revenues in fiscal 1995 reached a record $80.6 million, representing an increase of $13.6 million over fiscal 1994 revenues of $67.0 million. Net income increased to $6.0 million in fiscal 1995, also a new record high, compared to $4.9 million in fiscal 1994. The increase in revenues resulted primarily from an increase in the volume of services provided by the Company, as opposed to an increase in prices. This increased volume is primarily a result of the Company's success in expanding its business with existing clients, as well as its ability to attract new clients. The Company attributes this success to its marketing strategy of providing information systems managers with a range of service offerings to assist them in meeting their information technology requirements and its geographic expansion program. Fiscal 1995 is the 20th consecutive year the Company achieved record revenues, and the 4th consecutive year of record net income. The Company's three- year compounded annual growth rates for revenues and net income were 21.2% and 32.0%, respectively.

 SYSTEMP(R) Technical Services revenues accounted for approximately 72% of the total revenue increase. Technical Services increased by 21.5% to $55.7 million in fiscal 1995 from $45.8 million in fiscal 1994. This result is primarily attributable to a growth in client requirements for Technical Services in established market territories.

 Brandon Professional Services revenues of $13.2 million in fiscal 1995 were comparable to the fiscal 1994 results.

 BRANDON INSOURCING(TM) Revenues for long-term contractual support increased by 59.3% to $10.8 million from $6.8 million, primarily as a result of an increase in the number of data processing sites serviced by the Company. BRANDON INSOURCING(TM) revenues accounted for 13% of total revenues in fiscal 1995 compared to 10% in fiscal 1994.

 The Company believes there are opportunities for continued revenue growth for all of its services in existing markets and through geographical expansion to new market areas. The Company plans to continue its strategy to expand its business to new market areas and to market all of its services in each of its market areas. Historically, Brandon has derived a majority of its revenues from SYSTEMP(R) Technical Services and expects that SYSTEMP(R) Technical Services will continue to represent a majority of its revenues. Brandon believes, however, that BRANDON INSOURCING(TM) revenues will increase as a percentage of its total revenues as businesses continue the trend of outsourcing their information systems needs, to gain the efficiency and cost savings of outsourcing, while still retaining strategic control of their Information Systems operations.

COST OF SERVICES. Cost of services consists primarily of compensation and related payroll costs for the Company's Technical, Professional and Insourcing personnel working on customer engagements. As a percentage of revenues, such costs were 60.9% of revenues in fiscal 1995 and 60% of revenues in fiscal 1994. The increase in cost of services as a percentage of revenues in fiscal 1995 primarily relates to the increase in BRANDON INSOURCING(TM) revenues for long-term contractual support, which has a higher cost of service percentage than Technical and Professional Services (short-term supplemental support). Accordingly, as the Company continues to realize increased revenue from BRANDON INSOURCING(TM), cost of services as a percentage of revenues is also expected to continue to increase. However, the Company believes income from operations will not be adversely impacted because of the resulting overall increase in the volume of business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company has embarked on a strategic growth plan and is expanding its business in existing markets and entering new market territories. In fiscal 1995, the Company opened four new offices in Orlando and Tampa, Florida; Raleigh, North Carolina and San Antonio, Texas.

 This growth strategy has required the Company to incur additional expenses related to staffing, market development and recruitment. As a result, selling, general and administrative expenses increased during fiscal 1995 compared to fiscal 1994 by $3.3 million to $22.1 million from $18.8 million. The Company believes that selling, general and administrative costs will continue to increase as it expects to incur additional staffing, market development and recruitment costs related to its expansion. The Company also believes such expenses as a percentage of revenues may also increase in future periods unless and until such time as revenues are sufficient to absorb the additional expenses incurred.

However, as a percentage of revenues, selling, general and administrative expenses decreased to 27.4% in fiscal 1995 from 28% in fiscal 1994. This decrease was primarily due to economies of scale realized from a larger base of revenues and cost efficiencies implemented by the Company.

OTHER, NET. Other, net (primarily consisting of interest income) increased to $.7 million from $.4 million primarily because of higher interest rates as well as an increase in the Company's portfolio of marketable securities.

FISCAL 1994 COMPARED TO FISCAL 1993

REVENUES. The Company's revenues in fiscal 1994 were $67.0 million, representing an increase of $10.3 million over fiscal 1993 revenues of $56.7 million. Net income increased to $4.9 million in fiscal 1994, compared to $3.0 million in fiscal 1993. The increase in revenues resulted primarily from an increase in the volume of services provided by the Company, as opposed to an increase in prices. This increased volume is primarily a result of the Company's success in expanding its business with existing clients.

   SYSTEMP(R) Technical Services revenues accounted for approximately 93% of the revenue increase. Technical Services increased by 27% to $45.8 million in fiscal 1994 from $36.2 million in fiscal 1993, which is primarily attributable to an increased penetration of existing clients and market territories.


   Brandon Professional Services revenues were $13.2 million in fiscal 1994 compared to $13.5 million in fiscal 1993.

   BRANDON INSOURCING(TM) Revenues (long-term contractual support), increased by 10.6% to $6.8 million in fiscal 1995 from $6.1 million in fiscal 1994, primarily as a result of an increase in the number of data processing sites serviced by the Company.

COST OF SERVICES. Cost of services, as a percentage of revenue, decreased as a result of the decrease in the cost of providing BRANDON INSOURCING(TM) and to a lesser extent a decrease in the cost of providing Technical and Professional services. BRANDON INSOURCING(TM) cost decreased primarily as a result of efficiencies being achieved from the implementation of improved cost controls and also from the maturation of certain existing contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in selling, general and administrative expenses as a percentage of revenues was due to economies of scale realized from a larger base of revenues and cost efficiencies implemented by the Company.

   In fiscal 1994, the Company opened five new offices in Detroit, Michigan; Madison, Wisconsin; Minneapolis, Minnesota; Schaumburg, Illinois; and Seattle, Washington. Historically, when the Company has expanded its business into new market areas, selling, general and administrative expenses usually increased as a percentage of revenues in the period following the expansion until such time as revenues were sufficient to cover the additional expenses incurred. During fiscal 1994, the impact on selling, general and administrative expenses as a percentage of revenues of opening new offices was not significant and was offset by the overall increase in the Company's revenue base.

OTHER, NET. Other, net (primarily consisting of interest income) increased to $0.4 million from $0.3 million, primarily because of higher interest rates applicable to marketable securities.

INCOME TAXES

   The Company's annual effective tax rate as a percentage of income before income taxes was 41% in fiscal 1995 and 1994, and 40% in fiscal 1993.

   See Note 4 of the Notes to the Company's Consolidated Financial Statements for an explanation of the differences between the federal statutory rate and the Company's effective tax rate in fiscal 1995, 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's needs for capital are dependent upon factors which are common to most businesses, such as the rate of business growth and whether sufficient capital can be generated internally from profits, or must be raised externally to meet its objectives. Certain indicators of the Company's financial condition are set forth below:

                                    1995     1994      1993
                                    ----     ----      ----
Working capital (millions)         $27.1     $22.5     $18.5
Current Ratio..................      6.3X      5.5x      5.9x
Long-term debt.................     $0.0      $0.0      $0.0
Shareholders' equity
   (millions)..................    $30.2     $25.0     $20.6


   The Company's working capital was $27.1 million and $22.5 million at October 1, 1995 and October 2, 1994, respectively. This 20.5% increase was due primarily to fiscal 1995 operating results.

   The Company currently believes it has sufficient working capital to meet its immediately foreseeable capital requirements for expansion and funding of existing operations. The Company's geographic expansion and other growth have not required, and in the Company's view, will not require, for the foreseeable future, substantial cash commitments beyond amounts generated in the normal course of business. The Company is continually evaluating acquisition opportunities. The Company has no bank or other indebtedness from borrowings and believes it has sufficient resources to support its long-term growth strategies through currently available cash, cash expected from future operations and its ability to obtain financing. The Company invests cash in excess of immediately foreseeable requirements principally in interest-bearing marketable securities, pending its use for operating needs or for acquisitions should appropriate opportunities arise.

   The Company paid a regular quarterly cash dividend during fiscal 1995 of $.07 per share ($.28 annually). The Company has paid cash dividends out of retained earnings since fiscal 1989. In 1990, the Company's Board of Directors authorized the repurchase of up to $2 million of its common stock as market conditions warranted.

   During fiscal years 1994 and 1993, the Company repurchased 350 and 5,000 shares of its common stock for $3,000 and $36,000, respectively. On October 26, 1995, the Company repurchased 100,000 shares of its common stock for $1,805,000.

   Inflation and changing prices do not currently have a material impact on the Company's business. The Company's Technical and Professional Services are supplied on an as-needed, assignment-by-assignment basis, which allows the Company to make timely adjustments to its prices to take into account, among other factors, the impact of inflation. The Company's BRANDON INSOURCING(TM) contracts generally provide the Company with the right to adjust its prices at periodic intervals, typically annually, and upon the conclusion of each engagement term, subject to the customer's option to agree to the adjustment or not extend the contract.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements appear on pages F-2 through F-9, as set forth in Item 14. The Company's supplementary financial information appears below.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------
For the Fiscal Year ended October 1, 1995                    First      Second      Third     Fourth
                                                           Quarter     Quarter    Quarter    Quarter
-----------------------------------------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . .    $19,124     $20,135    $20,607    $20,779
Cost and expenses:
 Cost of services   . . . . . . . . . . . . . . . . . .     11,502      12,456     12,600     12,564
 Selling, general and administrative expenses . . . . .      5,221       5,381      5,816      5,690
                                                          ---------    --------   --------   --------
                                                            16,723      17,837     18,416     18,254

Income from operations  . . . . . . . . . . . . . . . .      2,401       2,298      2,191      2,525
Net income  . . . . . . . . . . . . . . . . . . . . . .      1,505       1,451      1,428      1,652
Net income per common share . . . . . . . . . . . . . .       $.33        $.32       $.31       $.36

-----------------------------------------------------------------------------------------------------
For the Fiscal Year ended October 2, 1994                    First      Second      Third     Fourth
                                                           Quarter     Quarter    Quarter    Quarter
-----------------------------------------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . .    $15,806     $16,725    $16,818     $17,612
Cost and expenses:
 Cost of services   . . . . . . . . . . . . . . . . . .      9,424      10,078     10,045      10,604
 Selling, general and administrative expenses . . . . .      4,552       4,708      4,705       4,835
                                                          ---------    --------   --------   --------
                                                            13,976      14,786     14,750      15,439

Income from operations  . . . . . . . . . . . . . . . .      1,830       1,939      2,068       2,173
Net income  . . . . . . . . . . . . . . . . . . . . . .      1,140       1,168      1,270       1,356
Net income per common share . . . . . . . . . . . . . .       $.26        $.26       $.28        $.30

ITEM 9: DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


                                      None





                                    PART III

         Information called for by Part III, Items 10 - 13, has been omitted from this Annual Report as the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive Proxy Statement pursuant to Regulation 14A. Information set forth in such Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management," "Information Concerning Current Directors, Nominees and other Executive Officers," "Remuneration of Directors and Executive Officers" and "Compliance with Section 16(a) of The Securities Exchange Act of 1934" is incorporated by reference herein.


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

            (a)  1.   Financial Statements

            The consolidated financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

                 2.   Financial Statement Schedule

            The consolidated financial statement schedule listed in the accompanying index to financial statements is filed as part of this Annual Report.

                 3.   Exhibits

            The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report.

            (b)  Reports on Form 8-K

            The Company filed a report on Form 8-K on December 28, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    December 28, 1995

                         BRANDON SYSTEMS CORPORATION

                         BY:/s/  Ira B. Brown
                            -----------------------------
                         Name:     Ira B. Brown
                         Title:    Chairman and Chief
                                   Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                             Title                       Date
----------                             -----                       ----

/s/  Ira B. Brown                      Chairman, Chief             December 28, 1995
--------------------------             Executive Officer
Ira B. Brown                           and Director
                                       (Principal Executive
                                       Officer)


/s/  Peter Lordi                       Senior Vice                 December 28, 1995
--------------------------             President-Finance and
Peter Lordi                            Administration and
                                       Director (Principal
                                       Financial Officer)


/s/  Raymond J. Bolan                  Controller                  December 28, 1995
--------------------------             (Principal
Raymond J. Bolan                       Accounting Officer)


/s/  Domenica Schulz-Scarpulla         President,                December 28, 1995
------------------------------         Chief Operating
Domenica Schulz-Scarpulla              Officer and Director


/s/  Myra Brown                        Secretary and             December 28, 1995
-----------------------                Director
Myra Brown

/s/  Kenneth DeGhetto                  Director                  December 28, 1995
-----------------------
Kenneth DeGhetto

/s/  Steven S. Elbaum                  Director                  December 28, 1995
-----------------------
Steven S. Elbaum

/s/  William E. Hess                   Director                  December 28, 1995
-----------------------
William E. Hess

/s/  Martin M. Pollak                  Director                  December 28, 1995
-----------------------
Martin M. Pollak

/s/  Charles Y.C. Tse                  Director                  December 28, 1995
-----------------------
Charles Y.C. Tse

                                                                  Exhibit
Exhibits                                                          Number
--------                                                          ------
                   Description

                   Articles of Incorporation
                        and By-Laws

                   Restated Certificate of Incorporation of
                        the Company, as amended (incorporated
                        by reference to Exhibit 3.1
                        to Company's Registration
                        Statement on Form S-1,
                        Registration No. 33-10738
                        and Exhibit 19(a) to the Company's
                        Form 10-Q for the quarter ended
                        March 28, 1993) . . . . . . . . . . . . . .  3.1

                   Restated By-Laws of the Company, as
                        amended (incorporated by reference
                        to Exhibit 3.1 to the Company's Form
                        8-K dated December 27, 1995)  . . . . . . .  3.2

                   Material Contracts
                        Brandon Systems Corporation
                        Savings Investment Plan and
                        Trust* (incorporated by reference
                        to Exhibit 10.2 to the Company's
                        Registration Statement on Form
                        S-1, Registration No. 33-10738)  . . . . .  10.1

                        Brandon Systems Corporation 1987
                        Long-Term Equity Incentive Plan*
                        (incorporated by reference
                        to the Company's Registration
                        Statement on Form S-8,
                        Registration No. 33-28831)
                        1993 Incentive Stock Option Plan*
                        1993 Employee Stock Purchase Plan*
                        (incorporated by reference to the
                        Company's Registration Statement
                        on Form S-8 Registration No 33-67200
                        and Exhibits 19(b) and 19(c) to the
                        Company's Form 10-Q for the quarter
                        ended March 28, 1993)  . . . . . . . . . .  10.2

                        Employment Agreement, by and
                        between the Company and
                        Ira B. Brown, dated July 8, 1994*
                        (incorporated by reference to the
                        Company's Form 10-Q for the
                        quarter ended July 3, 1994)  . . . . . . .  10.3

                        Brandon Systems Corporation Dividend
                        Reinvestment and Stock Purchase
                        Plan (incorporated by reference
                        to the Company's Registration
                        Statement on Form S-3, Registration
                        No. 33-88384)  . . . . . . . . . . . . . .  10.4

                   Subsidiaries (incorporated by reference
                        to the Company's Annual Report on
                        Form 10-K for the fiscal year ended
                        September 30, 1990). . . . . . . . . . . .  21

                   Consent of Independent Accountants  . . . . . .  23

                   Financial Data Schedule . . . . . . . . . . . .  27

*Management contract or compensation plan.

                          BRANDON SYSTEMS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



                                                                    Page
   Consolidated Financial Statements:

   Report of Independent Accountants                                 F-1

   Consolidated Balance Sheets at
         October 1, 1995 and
         October 2, 1994                                             F-2

   Consolidated Statements of Income
         for the fiscal years ended
         October 1, 1995,
         October 2, 1994, and
         October 3, 1993                                             F-3

   Consolidated Statements of Shareholders' Equity
         for the fiscal years ended
         October 1, 1995,
         October 2, 1994, and
         October 3, 1993                                             F-4

   Consolidated Statements of Cash Flows
         for the fiscal years ended
         October 1, 1995,
         October 2, 1994, and
         October 3, 1993                                             F-5

   Notes to Consolidated Financial Statements                    F-6 to F-9

   Financial Statement Schedules:
   Report of Independent Accountants                                 S-1

   Schedule II - Valuation and Qualifying Accounts                   S-2





   Schedules other than those listed above have been omitted because they are inapplicable or relevant items are included elsewhere in this report.

                        [COOPERS & LYBRAND LETTERHEAD]


                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Brandon Systems Corporation:


We have audited the accompanying consolidated balance sheets of Brandon Systems Corporation as of October 1, 1995 and October 2, 1994 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended October 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brandon Systems Corporation as of October 1, 1995 and October 2, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 1, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for marketable securities by adopting Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities."



                                                        COOPERS & LYBRAND L.L.P.



New York, New York
November 14, 1995

CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------------------------
                                                                                 October 1,             October 2,
                                                                                    1995                   1994
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .           $ 4,197,000           $ 6, 268,000
 Marketable securities (Note 2) . . . . . . . . . . . . . . . . . . .            14,347,000              9,187,000
 Accounts receivable, less allowance for doubtful accounts of
   $200,000 in 1995 and $230,000 in 1994  . . . . . . . . . . . . . .            12,580,000             10,728,000
 Deferred income taxes (Note 4) . . . . . . . . . . . . . . . . . . .               476,000                556,000
 Prepaid expenses and other current assets  . . . . . . . . . . . . .               632,000                759,000
                                                                                -----------           ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . .            32,232,000             27,498,000

Furniture and equipment, at cost, less accumulated depreciation
 and amortization of $3,800,000 in 1995 and $2,962,000 in 1994  . . .             2,858,000              2,252,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               227,000                238,000
                                                                                -----------           ------------
                                                                                $35,317,000            $29,988,000
                                                                                ===========           ============

--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accrued expenses and other current liabilities (Note 3). . . . . . .           $ 4,700,000            $ 4,535,000
 Dividend payable   . . . . . . . . . . . . . . . . . . . . . . . . .               312,000                310,000
 Income taxes payable (Note 4)  . . . . . . . . . . . . . . . . . . .               127,000                169,000
                                                                                -----------           ------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . .             5,139,000              5,014,000

Commitments (Note 5)

Shareholders' equity (Note 7)
 Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   issued and outstanding-none
 Common stock, $.10 par value; authorized 10,000,000 shares;
   issued and outstanding 4,460,080 shares in 1995 and 4,426,691
   shares in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .               446,000                443,000
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .             6,329,000              5,939,000
  Unrealized gain on marketable securities, net of taxes
   (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                22,000
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .            23,381,000             18,592,000
                                                                                -----------           ------------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . .            30,178,000             24,974,000
                                                                                -----------           ------------
                                                                                $35,317,000            $29,988,000
                                                                                ===========           ============
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------
                                                         October 1,      October 2,     October 3,
For the Fiscal Year Ended                                  1995            1994            1993
-----------------------------------------------------------------------------------------------------
                                                         (52 weeks)      (52 weeks)     (53 weeks)

Revenues  . . . . . . . . . . . . . . . . . . . . .      $80,645,000     $66,961,000    $56,654,000

Cost and expenses:
 Cost of services   . . . . . . . . . . . . . . . .       49,122,000      40,151,000     34,724,000
 Selling, general and administrative expenses . . .       22,108,000      18,800,000     17,187,000
                                                          ----------     -----------    -----------
   Total cost and expenses  . . . . . . . . . . . .       71,230,000      58,951,000     51,911,000
                                                          ----------     -----------    -----------

   Income from operations . . . . . . . . . . . . .        9,415,000       8,010,000      4,743,000

Other, net (principally interest income). . . . . .          730,000         352,000        318,000
                                                          ----------     -----------    -----------

   Income before provision for income taxes . . . .       10,145,000       8,362,000      5,061,000

Provision for income taxes (Note 4) . . . . . . . .        4,109,000       3,428,000      2,024,000
                                                          ----------     -----------    -----------

   Net income . . . . . . . . . . . . . . . . . . .       $6,036,000     $ 4,934,000    $ 3,037,000
                                                          ==========     ===========    ===========

Net income per common share . . . . . . . . . . . .            $1.32           $1.10           $.69
                                                               =====           =====           ====

Weighted average common shares outstanding. . . . .        4,563,702       4,476,416      4,389,817

-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
For the Fiscal Years Ended October 1, 1995, October 2, 1994, and October 3, 1993
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Unrealized
                                              Common Stock                       Gain On                                 Total
                                           -------------------      Paid-in     Marketable  Retained     Treasury    Shareholders'
                                            Shares      Amount      Capital     Securities  Earnings       Stock         Equity
                                          ----------   --------    ----------   ---------  ----------    ---------   -------------
Balance, September 27, 1992...........     4,344,621    $435,000    $5,444,000              $12,576,000    $(71,000)   $18,384,000

Issuance of common stock
 from treasury in connection
 with employee stock bonus
 arrangement..........................        3,125                                              (2,000)     23,000         21,000
Cash dividends, $.205 per
 common share.........................                                                         (893,000)                  (893,000)
Purchase of treasury stock............       (5,000)                                                        (36,000)       (36,000)
Stock options exercised...............       21,876        2,000        71,000                  (26,000)     81,000        128,000
Net income............................                                                        3,037,000                  3,037,000
                                          ---------      -------     ---------               ----------      ------     ----------
Balance, October 3, 1993..............    4,364,622      437,000     5,515,000               14,692,000      (3,000)    20,641,000

Issuance of common stock
 in connection with employee
 stock purchase plan..................        8,682        1,000       102,000                                             103,000
Cash dividends, $.235 per
 common share.........................                                                       (1,032,000)                (1,032,000)
Purchase of treasury stock............         (350)                                                         (3,000)        (3,000)
Stock options exercised...............       53,737        5,000       322,000                   (2,000)      6,000        331,000
Net income............................                                                        4,934,000                  4,934,000
                                          ---------      -------     ---------              ----------       ------     ----------
Balance, October 2, 1994..............    4,426,691      443,000     5,939,000               18,592,000        --       24,974,000

Issuance of common stock
 in connection with:
 Employee stock purchase plan.........       10,625        1,000       180,000                                             181,000
 Dividend reinvestment and
   stock purchase plan................           76                      2,000                                               2,000
Cash dividends, $.28 per
 common share.........................                                                       (1,247,000)                (1,247,000)
Stock options exercised...............       22,688        2,000       208,000                                             210,000
Unrealized gain on
 marketable securities (Note 2)                                                 $22,000                                     22,000
Net income............................

Balance, October 1, 1995..............                                                        6,036,000                  6,036,000
                                          ---------      -------     ---------  --------    ----------       ------    ----------

                                          4,460,080     $446,000    $6,329,000  $22,000     $23,381,000       --       $30,178,000
                                          =========      ========    =========  =======     ===========      =======   ===========
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------
                                                         October 1,        October 2,      October 3,
For the Fiscal Years Ended                                 1995              1994            1993
------------------------------------------------------------------------------------------------------
                                                         (52 weeks)        (52 weeks)     (53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................................    $6,036,000       $4,934,000      $3,037,000
   Adjustments to reconcile net income to net cash
    provided by operations:
    Depreciation of furniture and equipment..........       838,000          664,000         710,000
    Amortization of other assets.....................        17,000           39,000          69,000
    Deferred income taxes............................        65,000         (183,000)       (139,000)
    Other............................................      (103,000)          55,000          66,000
    Changes in assets and liabilities:
     Accounts receivable.............................    (1,822,000)      (1,665,000)     (1,502,000)
     Prepaid expenses and other current assets.......       127,000         (381,000)        (15,000)
     Accrued expenses and other current
     liabilities.....................................       165,000        1,218,000         703,000
      Income taxes payable...........................       (42,000)         (70,000)         85,000
                                                         ----------       ----------      ----------
          Net cash provided by operating activities..     5,281,000        4,611,000       3,014,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of furniture and equipment................    (1,444,000)      (1,057,000)     (1,101,000)
 Purchases of marketable securities..................   (17,309,000)      (9,764,000)     (7,223,000)
 Proceeds from sales of marketable securities........    12,259,000        9,101,000       6,031,000
 (Increase) decrease in deposits.....................        (6,000)           8,000         (65,000)
                                                         ----------       ----------      ----------
      Net cash used in investing activities..........    (6,500,000)      (1,712,000)     (2,358,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid......................................    (1,245,000)        (962,000)       (653,000)
 Exercise of stock options...........................       210,000          331,000         128,000
 Issuance of common stock under employee
   stock purchase plan...............................       181,000          103,000
 Issuance of common stock under dividend reinvestment
   and stock purchase plan...........................         2,000
 Purchase of treasury stock..........................                         (3,000)        (36,000)
                                                         ----------       ----------      ----------
     Net cash used in financing activities...........      (852,000)        (531,000)       (561,000)
                                                         ----------       ----------      ----------
Net (decrease) increase in cash and cash equivalents.    (2,071,000)       2,368,000          95,000
Cash and cash equivalents at beginning of year.......     6,268,000        3,900,000       3,805,000
                                                         ----------       ----------      ----------
Cash and cash equivalents at end of year.............    $4,197,000       $6,268,000      $3,900,000
                                                         ==========       ==========      ==========
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. GENERAL:
Brandon Systems Corporation (the "Company") is an Information Technology staffing company, providing outsourcing, strategic staffing partnerships, and technical staffing solutions in computer operations, help desks, and programming. The Company's services are provided to its customers in diversified industries from branch offices strategically located throughout the United States.

B. PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

C.  REVENUE RECOGNITION:
Revenues for the Company's Technical, Professional and Training services are recognized as services are performed. Revenues under BRANDON INSOURCING(TM) contracts are recognized monthly on a pro rata basis over the term of the engagement, which approximates cost incurred under the contracts.

D. CASH AND CASH EQUIVALENTS:
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. In addition, the Company maintains cash with major money center banks, which exceed federally insured limits.

E. MARKETABLE SECURITIES:
The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of October 3, 1994. The effect of implementing this new pronouncement did not have a significant impact on the Company's financial statements. Marketable securities, which consist of tax-exempt securities issued by various state agencies and their political subdivisions and U.S. Treasury Notes, have been categorized as available for sale and, as a result, are stated at fair value at October 1, 1995. Unrealized gains and losses are included as a component of shareholders' equity until realized. At October 2, 1994 these marketable securities were carried at the lower of cost or market.

F. INCOME TAXES:
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of differences between the financial statement and tax bases of assets and liabilities at enacted tax rates applicable to the years in which the differences are expected to reverse.

G. FURNITURE AND EQUIPMENT:
Depreciation and amortization of furniture and equipment is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are included in this category and are being amortized over the shorter of their estimated useful lives or the lives of the leases. When furniture and equipment are retired or sold, the cost and accumulated depreciation and amortization are eliminated from the related accounts, and gains or losses are reflected in current operations.

H. NET INCOME PER SHARE:
Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding.

I. FISCAL YEAR:
The Company's fiscal year ends on the Sunday nearest to the end of the month of September. The Company's fiscal year usually contains 52 weeks, but periodically will consist of 53 weeks. Fiscal years 1995 and 1994 contain 52 weeks while fiscal year 1993 contains 53 weeks.

2. MARKETABLE SECURITIES:

At October 1, 1995, the net unrealized gains on marketable securities was $37,000 and are included in shareholders' equity net of applicable taxes of $15,000. Gross unrealized gains and losses were $74,000 and $37,000, respectively. There were $54,000 of gross realized gains and $37,000 of gross realized losses during the fiscal year ended October 1, 1995. For the purpose of determining gross realized gains and losses, the amortized cost of securities sold is based upon specific identification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The contractual maturities of available for sale marketable debt securities, including accrued interest, at October 1, 1995, are as follows:

                                   Amortized       Fair
                                      Cost        Value
----------------------------------------------------------
Due within one year............... $8,910,000   $8,933,000
Due one through five years........  4,668,000    4,706,000
Due five through ten years........    116,000      115,000
Due after ten years...............    616,000      593,000
                                  -----------  -----------
                                  $14,310,000  $14,347,000
                                  ===========  ===========

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of:

                                      1995                1994
-----------------------------------------------------------------
Payroll and related expenses.....  $3,078,000          $2,988,000
Compensated absences.............     416,000             324,000
Profit-sharing plan..............      60,000             200,000
Deferred rent....................     180,000             138,000
Other............................     966,000             885,000
                                   ----------          ----------
                                   $4,700,000          $4,535,000
                                   ==========          ==========

4. INCOME TAXES:

The provision (credit) for income taxes is comprised of the following:

                                1995         1994        1993
----------------------------------------------------------------
Current:
 Federal..............       $2,984,000  $2,687,000  $1,596,000
 State and local......        1,045,000     924,000     567,000
                             ----------- ----------- -----------
                              4,029,000   3,611,000   2,163,000
                             =========== =========== ===========
Deferred:
 Federal..............           60,000    (137,000)   (103,000)
 State and local......           20,000     (46,000)    (36,000)
                             ----------- ----------- -----------
                                 80,000    (183,000)   (139,000)
                             ----------- ----------- -----------
                             $4,109,000  $3,428,000  $2,024,000
                             =========== =========== ===========


The components of the net deferred tax asset as of October 1, 1995 and October 2, 1994 are as follows:


                                            1995            1994
------------------------------------------------------------------
 Accumulated depreciation
    accounts receivable...............     $81,000       $ 94,000
 Accrued salaries and bonuses.........     235,000        259,000
    of furniture and equipment........     (58,000)       (13,000)
 Compensated absences.................     168,000        133,000
 Deferred rent........................      73,000         56,000
 Other................................     (23,000)        27,000
                                          ---------      ---------
                                          $476,000       $556,000
                                          =========      =========


Differences between the federal statutory and effective tax rates are as follows:

                                          1995    1994  1993
------------------------------------------------------------
Statutory federal income
 tax rate..............................    35%    34%    34%
Effect of graduated income tax rate....    (1)
 State and local taxes, net of
 federal income tax benefit............     7      7      7
Tax exempt interest income.............    (1)    (1)    (2)
Other..................................     1      1      1
                                           ---    ---    ---
Effective income tax rate..............    41%    41%    40%
                                           ===    ===    ===


Income taxes paid during fiscal years 1995, 1994 and 1993 were $3,986,000, $3,801,000 and $1,935,000, respectively.

5. COMMITMENTS:

A. The Company has noncancellable operating leases for office facilities which expire between 1996 and 2005 and include escalation clauses for real estate taxes and specified operating expenses. Future minimum rental commitments under noncancellable operating leases are as follows:

1996  . . . . . . . .  $1,413,000
1997  . . . . . . . .   1,321,000
1998  . . . . . . . .   1,031,000
1999  . . . . . . . .     823,000
2000  . . . . . . . .     616,000
Thereafter  . . . . .   2,499,000
                       ----------
                       $7,703,000
                       ==========

Rent expense for the fiscal years ended 1995, 1994 and 1993 was $1,572,000, $1,426,000 and $1,297,000, respectively, including real estate taxes and specified operating expenses of approximately $219,000, $199,000 and $198,000 for fiscal years ended 1995, 1994 and 1993 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. In July 1994, the Company entered into an Employment Agreement (the "Agreement") with its Chairman and Chief Executive Officer ("CEO"), which provides that he will continue as the CEO of the Company through December 31,1996, after which he will provide services to the Company as its Chairman and/or Consultant for a period of ten years. The Agreement contains a non-compete provision which extends for two years beyond the term of the Agreement.

The CEO's minimum annual compensation for calendar year 1994 was $350,000 and for calendar years 1995 and 1996 is $400,000, respectively. An annual bonus may be paid to the CEO at the discretion of the Compensation Committee of the Company's Board of Directors.

During the term of the Agreement, following December 31, 1996, the CEO will be paid $200,000 annually for rendering various consulting and advisory services to the Company. In the event of disability, he is entitled to receive, over the term of the Agreement, any remaining CEO and consulting compensation. In the event of his death, his surviving spouse is entitled to receive, over the term of the Agreement, any remaining unpaid consulting compensation.

The Agreement also provides for registration rights exercisable through July 7, 2004. The Company may be obligated to file up to three registration statements at a cost not to exceed $100,000 each with respect to shares registered on behalf of the CEO.

6. EMPLOYEE BENEFIT PLAN:

The Company has a defined contribution plan (the "Plan") covering all of its eligible employees which includes a deferred compensation 401(k) provision. Under the Plan, employees may contribute up to 15 percent of their gross compensation each year. The Company may match up to 25% of the first 6% of compensation contributed by eligible full-time salaried employees', at the discretion of its Board of Directors. The Company does not match voluntary contributions made by its full- time hourly employees. In addition, each year the Company may elect to make a profit sharing contribution to eligible full-time salaried employees. Contribution expense under the Plan, net of forfeitures, for fiscal years 1995, 1994 and 1993, was $60,000, $211,000 and $139,000, respectively.

7. SHAREHOLDERS' EQUITY AND STOCK OPTIONS:

A. STOCK OPTIONS:
Under the terms of the Company's 1993 Incentive Stock Option Plan ("Option Plan"), up to 500,000 shares of common stock have been reserved by the Company for issuance to eligible employees and directors. The Option Plan provides for the granting of options to purchase common stock in the form of incentive stock options and non-qualified stock options. The exercise price for incentive stock options may not be less than the fair market value of the shares on the date of grant. The exercise price for non-qualified stock options may be less than, equal to or greater than the fair market value of the shares on the date of grant, but in no event less than the par value of the common stock. Under the terms of the Company's 1987 Long-Term Equity Incentive Plan ("Incentive Plan"), up to 187,500 shares of common stock have been reserved by the Company for the issuance of stock options to selected key employees and directors of the Company. At October 1, 1995, 16,132 shares of common stock were reserved for future grants under the Incentive Plan. However, the Company does not intend to issue additional options to purchase common stock under this plan.

Stock option transactions under these plans are summarized as follows:

                               Shares          Option Prices
                              -------        ---------------
Outstanding at
 September 27, 1992.......    142,959         $3.73 to $8.00
 Granted..................    152,000         $8.56 to $9.63
 Exercised................    (21,877)        $3.73 to $7.40
 Cancelled................    (13,046)        $5.36 to $8.00
                              --------
Outstanding at
 October 3, 1993..........    260,036        $5.36 to  $9.63
 Granted..................     75,500        $1.00 to $15.88
 Exercised................    (53,739)       $5.36 to $13.13
 Cancelled................     (8,859)       $5.36 to $15.88
                              --------
Outstanding at
 October 2, 1994..........    272,938        $1.00 to $15.88
 Granted..................     33,000       $19.50 to $22.75
 Exercised................    (22,688)       $1.00 to $15.88
 Cancelled................    (14,500)      $15.88 to $22.75

Outstanding at
 October 1, 1995..........    268,750        $6.00 to $22.75
                              ========

During fiscal year 1995, the Company granted 33,000 stock options of which, 3,000 were non-qualified ($19.50) and 30,000 were incentive stock options ($22.75). During fiscal year 1994, the Company granted 75,500 stock options of which 8,000 were non- qualified stock options ($1.00 to $13.13) and 67,500 were incentive stock options ($11.13 to $15.88). During fiscal year 1993, the Company granted 152,000 stock options of which 6,000 were non-qualified stock options ($9.13) and 146,000 were incentive stock options ($8.56 to $9.63).


At October 1, 1995, options to purchase 117,439 shares of common stock under these plans were exercisable (77,250 under the Option Plan and 40,189 under the Incentive Plan). Options granted under these plans expire at various dates through May 2004. At October 1, 1995, 261,500 shares of common stock were reserved for future option grants under the Option Plan.

B.  EMPLOYEE STOCK PURCHASE PLAN:
Under the terms of the Company's 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan"), 200,000 shares of common stock have been reserved by the Company for purchases by employees. The Stock Purchase Plan enables eligible employees to purchase the Company's common stock, at not less than 90% of the fair market value, on the twentieth day of the first month in each calendar quarter. Employees may authorize payroll deductions of up to 10% of their eligible compensation for common stock purchases. At October 1, 1995, 180,693 shares of common stock were reserved for future employee purchases under the Stock Purchase Plan.

C.  DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN:
During fiscal 1995, the Company established a Dividend Reinvestment and Stock Purchase Plan for which 150,000 shares of common stock have been reserved by the Company for purchases by shareholders. At October 1, 1995, 149,924 shares of common stock were reserved for future shareholder purchases under the Dividend Reinvestment and Stock Purchase Plan.

D.   TREASURY STOCK:
On October 26, 1995, the Company repurchased 100,000 shares of its common stock for $1,805,000. In 1990, the Company's Board of Directors had authorized the repurchase of up to $2 million of common stock as market conditions may warrant. The aggregate number of shares repurchased through October 26, 1995 were 116,700 for a total consideration of $1,923,000.

8. SIGNIFICANT CUSTOMER:

In 1995 and 1994, no one customer represented 10% or more of revenues. Sales to three major operating units of one customer in 1993 accounted for approximately 10% of revenues.

[COOPERS & LYBRAND LETTERHEAD]


                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Brandon Systems Corporation:


Our report on the consolidated financial statements of Brandon Systems Corporation is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed in the index on page 18 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.



New York, New York
November 14, 1995

                          BRANDON SYSTEMS CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            FISCAL YEARS ENDED OCTOBER 1, 1995, OCTOBER 2, 1994, AND

                                OCTOBER 3, 1993





                                Balance      Additions                            Balance
                                Beginning    Charged to Cost                      at End
                                of Period    and Expenses         Deductions      of Period
                                ---------    ---------------      ----------      ---------
1995:
  Allowance for doubtful
    accounts                    $230,000     $ 57,000             $87,000(1)      $200,000
                                ========     ========             =======         ========


1994:
  Allowance for doubtful
    accounts                    $175,000      $62,000             $ 7,000(1)      $230,000
                                ========      =======             =======         ========


1993:
  Allowance for doubtful
    accounts                    $130,000      $87,000             $42,000(1)      $175,000
                                ========      =======             =======         ========





(1) Write-off of accounts.