Form 10-Q
period 1995-12-31
BRANDON SYSTEMS CORP
filed 1996-02-14
CIK 807782

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                            ------------------------

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934.



For the Quarter Ended                                     Commission File Number
December 31, 1995                                                 0-15312


                          BRANDON SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             13-2707203
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          NINE POLITO AVENUE
         LYNDHURST, NEW JERSEY                                      07071
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code   (201) 842-0700

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

         As of February 5, 1996 the registrant had 4,387,818 shares of its Common Stock, par value $.10, outstanding.

                                                                       FORM 10-Q
                                                                       PAGE 1





                          BRANDON SYSTEMS CORPORATION

                                   - INDEX -



                                                                     PAGE NO.
                                                                     --------
PART I -  FINANCIAL INFORMATION


ITEM 1 -  Financial Statements


          Condensed Consolidated Balance Sheets                          2


          Condensed Consolidated Statements of Income                    3


          Condensed Consolidated Statement of
             Shareholders' Equity                                        4


          Condensed Consolidated Statements of Cash Flows                5


          Notes to Condensed Consolidated Financial Statements          6-8


ITEM 2 -  Management's Discussion and Analysis of
             Results of Operations and Financial Condition              9-11


PART II - OTHER INFORMATION


ITEM 6 -  Exhibits and Reports on Form 8-K                              12


Signatures                                                              12

PART I - FINANCIAL INFORMATION                                       FORM 10-Q
                                                                     PAGE 2


                          BRANDON SYSTEMS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31,    OCTOBER 1,
                                                         1995           1995
                                                     ------------    ----------
                                     ASSETS

Current assets
  Cash and cash equivalents.......................   $ 1,927,000     $ 4,197,000
  Marketable securities (Note 2)..................    15,675,000      14,347,000
  Accounts receivable, less allowance for
    doubtful accounts.............................    13,348,000      12,580,000
  Deferred income taxes (Note 3)..................       325,000         476,000
  Prepaid expenses and other current assets.......       601,000         632,000
                                                     -----------     -----------
          Total current assets....................    31,876,000      32,232,000

Furniture and equipment, at cost, less
  accumulated depreciation and amortization.......     2,955,000       2,858,000
Other assets......................................       180,000         227,000
                                                     -----------     -----------
                                                     $35,011,000     $35,317,000
                                                     ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accrued expenses and other current
    liabilities...................................   $ 3,881,000      $4,700,000
  Dividend payable (Note 4).......................       372,000         312,000
  Income taxes payable............................       838,000         127,000
                                                     -----------      ----------
           Total current liabilities..............     5,091,000       5,139,000

Commitments (Note 5)

Shareholders' equity (Note 4):
  Preferred stock, $1.00 par value; authorized
    1,000,000 shares; issued and outstanding - None
  Common stock, $.10 par value; authorized
    10,000,000 shares; issued 4,482,249 and
    4,460,080 shares, respectively................       448,000         446,000
  Paid-in capital.................................     6,567,000       6,329,000
  Unrealized gain on marketable securities, net
    of taxes (Note 2).............................        26,000          22,000
  Retained earnings...............................    24,684,000      23,381,000
                                                     -----------     -----------
                                                      31,725,000      30,178,000

  Less treasury stock, 100,000 shares at cost          1,805,000
                                                     -----------     -----------

            Total shareholders' equity............    29,920,000      30,178,000
                                                     -----------     -----------
                                                     $35,011,000     $35,317,000
                                                     ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 3



                          BRANDON SYSTEMS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           FOR THE THREE MONTHS ENDED




                                                  DECEMBER 31,     JANUARY 1,
                                                     1995             1995
                                                  ------------     ----------
Revenues........................................  $21,840,000      $19,124,000

Cost and expenses:
 Cost of services...............................   13,226,000       11,502,000
 Selling, general and administrative
    expenses....................................    6,049,000        5,221,000
                                                  -----------      -----------
       Total cost and expenses..................   19,275,000       16,723,000
                                                  -----------      -----------

Income from operations..........................    2,565,000        2,401,000
Other, net (principally interest income)........      226,000          150,000
                                                  -----------      -----------

    Income before provision for income taxes        2,791,000        2,551,000
Provision for income taxes (Note 3).............    1,116,000        1,046,000
                                                  -----------      -----------

    Net income..................................  $ 1,675,000      $ 1,505,000
                                                  ===========      ===========


Net income per common share (Note 1)............         $.37             $.33
                                                         ====             ====


Weighted average common shares outstanding
  (Note 1)......................................    4,513,788        4,538,974





See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 4



                          BRANDON SYSTEMS CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1995





                                                       UNREALIZED
                          COMMON STOCK                  GAIN ON                                   TOTAL
                       -----------------    PAID-IN    MARKETABLE    RETAINED      TREASURY    SHAREHOLDERS'
                       SHARES     AMOUNT    CAPITAL    SECURITIES    EARNINGS       STOCK         EQUITY
                       ------     ------    -------    ----------    --------      --------    ------------
Balance,
October 1, 1995       4,460,080  $446,000  $6,329,000   $22,000    $23,381,000                  $30,178,000

Cash dividend
declared, $.085
per share
(Note 4)                                                              (372,000)                    (372,000)

Issuance of common
stock in connection
with:
  Employee stock
   purchase plan          3,026                49,000                                                49,000

  Dividend
   reinvestment
   and stock
   purchase plan            106                 2,000                                                 2,000

Stock options
exercised                19,037     2,000     187,000                                               189,000

Purchase of
treasury stock
(Note 4)               (100,000)                                                 $(1,805,000)    (1,805,000)

Unrealized gain
on marketable
securities
(Note 2)                                                  4,000                                       4,000

Net income                                                           1,675,000                    1,675,000
                      ---------  --------  ----------   -------    -----------   -----------    -----------

Balance,
December 31, 1995     4,382,249  $448,000  $6,567,000   $26,000    $24,684,000   $(1,805,000)   $29,920,000
                      =========  ========  ==========   =======    ===========   ============   ===========





See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 5



                          BRANDON SYSTEMS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED




                                                      DECEMBER 31,  JANUARY 1,
                                                          1995         1995
                                                      ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income........................................  $1,675,000    $1,505,000
    Adjustments to reconcile net income to net
      cash provided by (used for) operations:
    Depreciation of furniture and equipment.........     238,000       182,000
    Amortization of other assets....................       1,000         7,000
    Deferred income taxes...........................     148,000       200,000
    Other...........................................                   (73,000)
    Changes in assets and liabilities:
      Accounts receivable...........................    (768,000)     (121,000)
      Prepaid expenses and other current assets           31,000       222,000
      Accrued expenses and other current
        liabilities.................................    (819,000)     (690,000)
      Income taxes payable..........................     711,000       317,000
                                                      ----------    ----------
          Net cash provided by operating
            activities..............................   1,217,000     1,549,000
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of furniture and equipment...............    (335,000)     (401,000)
  Purchase of marketable securities.................  (1,781,000)   (2,180,000)
  Proceeds from sales of marketable securities......     460,000       983,000
  Decrease in deposits..............................      46,000         5,000
                                                      ----------    ----------
      Net cash used for investing activities........  (1,610,000)   (1,593,000)
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid....................................    (312,000)     (310,000)
  Exercise of stock options.........................     189,000       136,000
  Issuance of common stock under employee
    stock purchase plan.............................      49,000        41,000
  Issuance of common stock under dividend
    reinvestment and stock purchase plan............       2,000
  Purchase of treasury stock........................  (1,805,000)
                                                      ----------    ----------
      Net cash used for financing activities........  (1,877,000)     (133,000)
                                                      ----------    ----------
Net decrease in cash and cash equivalents...........  (2,270,000)     (177,000)

Cash and cash equivalents at beginning of period....   4,197,000     6,268,000
                                                      ----------    ----------

Cash and cash equivalents at end of period..........  $1,927,000    $6,091,000
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

                                                                       FORM 10-Q
                                                                       PAGE 6

                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying condensed consolidated financial statements include the accounts of Brandon Systems Corporation (the "Company") and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements and notes included herein have been condensed as permitted under the rules and regulations of the Securities and Exchange Commission, and therefore do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended October 1, 1995.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal and recurring accruals) necessary to present fairly the consolidated financial position of the Company as at December 31, 1995 and October 1, 1995, and the consolidated results of its operations and its cash flows for the three months ended December 31, 1995 and January 1, 1995.

         The results of operations for the three months ended December 31, 1995 and January 1, 1995 are not necessarily indicative of the results to be expected for the full year.

         Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding during the periods.

         The Company's fiscal year ends on the Sunday nearest to the end of the month of September. The Company's fiscal year is generally 52 weeks, but periodically will consist of 53 weeks.

2.       MARKETABLE SECURITIES:

         At December 31, 1995, the net unrealized gains on marketable securities was $44,000 and are included in shareholders' equity net of applicable taxes of $18,000. Gross unrealized gains and losses were $87,000 and $43,000, respectively. There were $3,000 of gross realized gains and no gross realized losses during the quarter ended December 31, 1995. For the purpose of determining gross realized gains and losses, the amortized cost of securities sold is based upon specific identification.

         The contractual maturities of available for sale marketable debt securities, including accrued interest, at December 31, 1995, are as follows:

                                                 Amortized          Fair
         (In Thousands)                             Cost            Value
         --------------------------------------------------------------------
         Due within one year                      $10,816,000     $10,862,000
         Due after one through five years           4,054,000       4,093,000
         Due five through ten years                   117,000         116,000
         Due after ten years                          644,000         604,000
                                                  ---------------------------
                                                  $15,631,000     $15,675,000
                                                  ===========================

                                                                       FORM 10-Q
                                                                       PAGE 7



                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.       INCOME TAXES:

         The provision for income taxes is comprised of the following:

                                         THREE MONTHS ENDED
                                   DECEMBER 31,        JANUARY 1,
                                       1995               1995
                                   ------------        ----------
         Current:
           Federal...............  $  726,000          $  630,000
           State and local.......     242,000             216,000
                                   ----------          ----------
                                      968,000             846,000
                                   ----------          ----------

         Deferred:
           Federal...............     111,000             149,000
           State and local.......      37,000              51,000
                                   ----------          ----------
                                      148,000             200,000
                                   ----------          ----------
                                   $1,116,000          $1,046,000
                                   ==========          ==========

         The deferred tax provision relates primarily to the reversal of temporary differences resulting from payroll related costs that became tax deductible in this quarter. The components of the net deferred tax asset as of December 31, 1995 were allowance for doubtful accounts receivable, accumulated depreciation of furniture and equipment, accrued salaries and bonuses, compensated absences and deferred rent.

         Cash paid by the Company for income taxes during the first quarter of fiscal 1996 and 1995 was $192,000 and $396,000, respectively.

4.       SHAREHOLDERS' EQUITY:

         On October 26, 1995, the Company repurchased 100,000 shares of its common stock for $1,805,000.

         On December 13, 1995, the Board of Directors declared a cash dividend of $.085 per share payable January 12, 1996, to shareholders of record as of December 26, 1995.

5.       COMMITMENTS:

         In January, 1996, the Company entered into employment agreements (the "Agreements") with its President and five of its other executive officers which provide for continued employment through December 1998. The Agreements can be extended by either mutual agreement or extended on an at-will basis upon mutually agreeable terms. The Agreements contain provisions for annual base salary, discretionary bonus awards, severance and change in control payments. In addition, the Agreements contain non-compete provisions extending for three years beyond the term of the Agreements.

         The base salary for each individual is subject to increase or decrease at the approval of the Compensation Committee of the Company's Board of Directors, provided the amount is not less than the initial amount specified in the Agreement. In the event employment is not continued

                                                                       FORM 10-Q
                                                                       PAGE 8



                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         following the expiration of the term of the Agreements, severance will commence, payable in quarterly installments over two to three years, ranging in amounts from one to two times the individual's annual base salary plus the average cash bonus received during the preceding two years. The President's contract also provides for reduced payments for two years in the event of disability.

         In the event employment is discontinued within a period of 24 months following a change in control, the individuals are entitled to receive compensation equal to three times their most recent annual base salary plus the average cash bonus received during the preceding two years, subject to reduction if excise taxes are imposed.

         The aggregate minimum commitment for future salaries, excluding bonuses, under the Agreements through December 1998 is $2,565,000.

6.       STOCK-BASED COMPENSATION:

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Statement allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in compensation cost. The Company currently plans to continue using the intrinsic value based method.

                                                                       FORM 10-Q
                                                                       PAGE 9


                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

OVERVIEW

Brandon Systems Corporation is an Information Technology Staffing Company providing outsourcing, strategic staffing partnerships, and technical staffing solutions in computer operations, help desks, and programming. The Company's services are provided to clients from offices strategically located throughout the United States. A majority of Brandon's revenues is derived from providing its clients with short-term supplemental technical services, under its Systemp(R) trademark, covering computer operations, PC help desks and local area networks. Brandon also provides supplemental computer programming under the Brandon Professional Services trade name. Brandon Training offers clients training services for all computer platforms and environments. Brandon provides long- term contractual support to its clients by offering them unique outsourcing services under the Brandon InsourcingTM trade name. Under a typical Brandon Insourcing(TM) arrangement, the client retains complete strategic control over the functional areas of their information systems facility while Brandon assumes responsibility for day-to-day management, staffing, and meeting agreed-upon service criteria. A Brandon InsourcingTM arrangement can include technical, professional and training services.

The Company's revenues, income from operations and net income, set new record first quarter highs. Two new offices were opened during the first quarter of fiscal 1996 and as of December 31, 1995, the Company had 32 offices compared to 26 at January 1, 1995.

Revenues for the three months ended December 31, 1995, were $21,840,000, representing a 14.2% increase from $19,124,000 for the three months ended January 1, 1995. The revenue increase in fiscal 1996 is primarily due to increases in the volume of services provided by the Company, as opposed to increases in prices.

Technical Services increased by 12.9% to $15,074,000 from $13,355,000 in 1995, which is primarily attributable to a growth in client requirements for Technical Services in established market territories.

Brandon Professional Services revenues decreased by 17.8% to $2,766,000 for the first quarter of 1996 compared to $3,366,000 in 1995.

Brandon Insourcing(TM) revenues (long-term contractual support), increased by 62.6% to $3,568,000 from $2,194,000 primarily as a result of an increase in the number of data processing sites serviced by the Company. Brandon InsourcingTM revenues accounted for 16% of total revenues in the first quarter of 1996 compared to 11% in 1995.

                                                                       FORM 10-Q
                                                                       PAGE 10



                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



         COST OF SERVICES. Cost of services consists primarily of compensation and related payroll costs for the Company's Technical, Professional and Insourcing personnel working on customer engagements. As a percentage of revenues, such costs were 60.6% of revenues for the three months ended December 31, 1995, and 60.1% of revenues for the three months ended January 1, 1995.
The increase in cost of services as a percentage of revenues in the first quarter of fiscal 1996 primarily relates to the increase in Brandon InsourcingTM revenues (long-term contractual support), which has a higher cost of service percentage than Technical and Professional Services (short-term supplemental support). Accordingly, as the Company continues to realize increased revenue from Brandon InsourcingTM, cost of services as a percentage of revenues will also continue to increase. However, the Company believes income from operations will not be adversely impacted because of the resulting overall increase in the volume of business.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company has embarked on a strategic growth plan and is expanding its business in existing markets and entering new market territories. During the first quarter of fiscal 1996, the Company opened two new offices in Kansas City and St. Louis, Missouri. This strategy has required the Company to incur additional expenses related to staffing, market development and recruitment. As a result, selling, general and administrative expenses increased during the first quarter of 1996 compared to the first quarter 1995 by $828,000 from $5,221,000 to $6,049,000. As a percentage of revenues, however, selling, general and administrative expenses, remained relatively stable at 27.7% of revenues in the first quarter of fiscal 1996, compared with 27.3% in the first quarter of fiscal 1995. The Company believes that selling, general and administrative costs will continue to increase as it expects to incur additional staffing, market development and recruitment costs related to its expansion. The Company also believes such expenses as a percentage of revenues may also increase in subsequent quarters unless and until such time as revenues are sufficient to absorb the additional expenses incurred.

         INCOME FROM OPERATIONS. Income from operations increased by 6.8% for the first quarter of fiscal 1996 over the comparable period last year. Income from operations increased to $2,565,000 from $2,401,000 during first quarter of fiscal 1996, and as a percentage of total revenues was 11.7% compared to 12.6% in the first quarter of 1995.

         OTHER, NET. Other, net which consists primarily of interest income increased from $150,000 to $226,000 primarily because of higher interest rates as well as an increase in the Company's portfolio of marketable securities.

         PROVISION FOR INCOME TAXES. The Company's effective income tax rate as a percentage of income before income taxes was 40% for the first quarter of fiscal 1996 and 41% for the first quarter of fiscal 1995.

         NET INCOME. The Company's net income increased to $1,675,000, or 7.7% of revenues from $1,505,000, or 7.9% of revenues for the comparable first quarter in fiscal 1995.

                                                                       FORM 10-Q
                                                                       PAGE 11



                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



LIQUIDITY AND CAPITAL RESOURCES

Working capital was approximately $26.8 million, at December 31, 1995, compared to $27.1 million at October 1, 1995. The Company currently believes it has sufficient working capital to meet its immediately foreseeable capital requirements for expansion and funding of existing operations. The Company's geographic expansion and other growth have not required, and in the Company's view will not for the foreseeable future require, substantial cash commitments beyond amounts generated in the normal course of business. The Company is continually evaluating acquisition opportunities. The Company has no bank or other indebtedness from borrowings and believes it has sufficient resources to support its long-term growth strategies through currently available cash, cash expected from future operations and its ability to obtain financing. The Company invests cash in excess of immediately foreseeable requirements in interest-bearing marketable securities, pending its use for operating needs or for acquisitions should appropriate opportunities arise. On October 26, 1995, the Company repurchased 100,000 shares of its common stock for $1,805,000.

                                                                       FORM 10-Q
                                                                       PAGE 12



                          BRANDON SYSTEMS CORPORATION


    PART II - OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

              (a)  Exhibit No. 27 - Financial Data Schedule

              (b) Reports on Form 8-K - During the quarter ended December 31, 1995, the registrant filed a Form 8-K dated December 28, 1995 regarding its restated by-laws, as amended.


                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BRANDON SYSTEMS CORPORATION
                                          (Registrant)



DATE:  February 13, 1996         /s/ Domenica Schulz-Scarpulla
                                 ----------------------------------------------
                                 Domenica Schulz-Scarpulla
                                 President,
                                 Chief Operating Officer
                                 and Director
                                 (Principal Operating Officer)




DATE:  February 13, 1996         /s/ Peter Lordi
                                 ----------------------------------------------
                                 Peter Lordi
                                 Senior Vice President-Finance &
                                 Administration, Treasurer and
                                 Director (Principal Financial
                                 Officer)




DATE:  February 13, 1996         /s/ Raymond J. Bolan
                                 ----------------------------------------------
                                 Raymond J. Bolan
                                 Controller (Principal Accounting Officer)