Form 10-Q
period 1996-03-31
BRANDON SYSTEMS CORP
filed 1996-05-09
CIK 807782

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                            ------------------------
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934.



For the Quarter Ended                                  Commission File Number
March 31, 1996                                                 0-15312


                          BRANDON SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                             13-2707203
- -------------------------------                         --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)


          NINE POLITO AVENUE
         LYNDHURST, NEW JERSEY                               07071
- ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code   (201) 842-0700
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

                             YES    X    NO
                                --------   --------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        As of April 23, 1996 the registrant had 4,399,146 shares of its Common Stock, par value $.10, outstanding.

                                                                       FORM 10-Q
                                                                       PAGE 1





                          BRANDON SYSTEMS CORPORATION

                                   - INDEX -



                                                                     PAGE NO.
                                                                     --------
PART I -  FINANCIAL INFORMATION


ITEM 1 -  Financial Statements


          Condensed Consolidated Balance Sheets                          2


          Condensed Consolidated Statements of Income                    3


          Condensed Consolidated Statement of
             Shareholders' Equity                                        4


          Condensed Consolidated Statements of Cash Flows                5


          Notes to Condensed Consolidated Financial Statements          6-9


ITEM 2 -  Management's Discussion and Analysis of
             Results of Operations and Financial Condition              10-13


PART II - OTHER INFORMATION


ITEM 6 -  Exhibits and Reports on Form 8-K                              14


Signatures                                                              15

PART I - FINANCIAL INFORMATION                                         FORM 10-Q
                                                                       PAGE 2



                          BRANDON SYSTEMS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       MARCH 31,     OCTOBER 1,
                                                         1996           1995
                                                      ----------     ----------
                          ASSETS

Current assets
  Cash and cash equivalents.......................   $ 1,655,000     $ 4,197,000
  Marketable securities (Note 3)..................    15,381,000      14,347,000
  Accounts receivable, less allowance for
    doubtful accounts.............................    15,007,000      12,580,000
  Deferred income taxes (Note 4)..................       292,000         476,000
  Prepaid expenses and other current assets.......       634,000         632,000
                                                     -----------     -----------
          Total current assets....................    32,969,000      32,232,000

Furniture and equipment, at cost, less
  accumulated depreciation and amortization.......     2,984,000       2,858,000
Other assets......................................       219,000         227,000
                                                     -----------     -----------
                                                     $36,172,000     $35,317,000
                                                     ===========     ===========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accrued expenses and other current
    liabilities...................................   $ 4,362,000      $4,700,000
  Dividend payable (Note 5).......................       374,000         312,000
  Income taxes payable............................       452,000         127,000
                                                     -----------      ----------
           Total current liabilities..............     5,188,000       5,139,000

Commitments (Note 6)

Shareholders' equity (Notes 2 and 5):
  Preferred stock, $1.00 par value; authorized
    1,000,000 shares; issued and outstanding - None
  Common stock, $.10 par value; authorized
    10,000,000 shares; issued 4,497,131 and
    4,460,080 shares, respectively................       450,000         446,000
  Paid-in capital.................................     6,755,000       6,329,000
  Unrealized gain on marketable securities, net
    of taxes (Note 3).............................        30,000          22,000
  Retained earnings...............................    25,554,000      23,381,000
                                                     -----------     -----------
                                                      32,789,000      30,178,000

   Less treasury stock, 100,000 shares at cost         1,805,000
                                                     -----------     -----------

            Total shareholders' equity............    30,984,000      30,178,000
                                                     -----------     -----------
                                                     $36,172,000     $35,317,000
                                                     ===========     ===========





See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 3

                          BRANDON SYSTEMS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                ---------------------     ---------------------
                                MARCH 31,    APRIL 2,     MARCH 31,    APRIL 2,
                                  1996         1995         1996         1995
                                ---------    --------     --------     --------
Revenues.....................  $22,311,000  $20,135,000  $44,151,000  $39,259,000
                               -----------  -----------  -----------  -----------


Cost of services.............   13,857,000   12,456,000   27,083,000   23,958,000
Selling, general and
  administrative expenses....    6,160,000    5,381,000   12,209,000   10,602,000
Merger expenses (Note 2)           417,000                   417,000
Other, net (principally
    interest income).........     (157,000)    (161,000)    (383,000)    (311,000)
                               -----------  -----------  -----------  -----------
                                20,277,000   17,676,000   39,326,000   34,249,000
                               -----------  -----------  -----------  -----------

  Income before provision for
     income taxes............    2,034,000    2,459,000    4,825,000    5,010,000
Provision for income taxes
     (Note 3)................      790,000    1,008,000    1,906,000    2,054,000
                               -----------  -----------  -----------  -----------

  Net income.................  $ 1,244,000  $ 1,451,000  $ 2,919,000  $ 2,956,000
                               ===========  ===========  ===========  ===========

Net income per primary
 and fully diluted common
 share (Note 1)..............         $.27         $.32         $.65         $.65
                                      ====         ====         ====         ====


Weighted average common shares
  outstanding (Note 1).......    4,530,694    4,563,579    4,522,241    4,551,276





See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 4



                          BRANDON SYSTEMS CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED MARCH 31, 1996





                                                         UNREALIZED
                             COMMON STOCK                 GAIN ON                                  TOTAL
                          -----------------    PAID-IN   MARKETABLE    RETAINED      TREASURY   SHAREHOLDERS'
                          SHARES     AMOUNT    CAPITAL   SECURITIES    EARNINGS       STOCK        EQUITY
                          ------     ------    -------   ----------    --------      --------    -----------
Balance,
October 1, 1995          4,460,080  $446,000  $6,329,000  $22,000    $23,381,000                 $30,178,000

Cash dividend
declared, $.17
per share
(Note 5)                                                                (746,000)                   (746,000)

Issuance of common
stock in connection
with:
  Employee stock
   purchase plan             5,442     1,000     107,000                                             108,000

  Dividend
   reinvestment
   and stock
   purchase plan               259                 6,000                                               6,000

Stock options
exercised                   31,350     3,000     313,000                                             316,000

Purchase of
treasury stock
(Note 5)                  (100,000)                                                $(1,805,000)   (1,805,000)

Unrealized gain
on marketable
securities
(Note 3)                                                    8,000                                      8,000

Net income                                                             2,919,000                   2,919,000
                         ---------  --------  ----------  -------    -----------   -----------    ----------

Balance,
March 31, 1996           4,397,131  $450,000  $6,755,000  $30,000    $25,554,000   $(1,805,000)  $30,984,000
                         =========  ========  ==========  =======    ===========   ===========   ===========





See accompanying notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 5
                          BRANDON SYSTEMS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       SIX MONTHS ENDED
                                                   -------------------------
                                                   MARCH 31,        APRIL 2,
                                                     1996             1995
                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................... $ 2,919,000     $ 2,956,000
    Adjustments to reconcile net income to
      net cash provided by operations:
    Depreciation of furniture and equipment......     495,000         384,000
    Amortization of other assets.................       3,000          13,000
    Deferred income taxes........................     178,000         132,000
    Other........................................                     (73,000)
     Changes in assets and liabilities:
      Accounts receivable........................  (2,427,000)     (1,561,000)
      Prepaid expenses and other current assets..      (2,000)       (261,000)
      Accrued expenses and other current
         liabilities.............................    (338,000)       (326,000)
      Income taxes payable.......................     325,000        (169,000)
                                                  -----------     -----------
           Net cash provided by operating
              activities.........................   1,153,000       1,095,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of furniture and equipment............    (621,000)       (915,000)
  Purchase of marketable securities..............  (2,884,000)     (7,585,000)
  Proceeds from sales of marketable securities...   1,864,000       4,958,000
  Decrease in deposits...........................       5,000           4,000
                                                  -----------      ----------
     Net cash used for investing activities......  (1,636,000)     (3,538,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid.................................    (684,000)       (621,000)
  Exercise of stock options......................     316,000         162,000
  Issuance of common stock under employee
     stock purchase plan.........................     108,000          90,000
  Issuance of common stock under dividend
     reinvestment and stock purchase plan               6,000
  Purchase of treasury stock.....................  (1,805,000)
                                                  -----------     -----------
      Net cash used for financing activities.....  (2,059,000)       (369,000)

Net decrease in cash and cash equivalents........  (2,542,000)     (2,812,000)
Cash and cash equivalents at beginning
   of period.....................................   4,197,000       6,268,000
                                                  -----------     -----------

Cash and cash equivalents at end of period....... $ 1,655,000     $ 3,456,000
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

                                                                       FORM 10-Q
                                                                       PAGE 6

                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed consolidated financial statements are unaudited and include the accounts of Brandon Systems Corporation (the "Company") and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements and notes included herein have been condensed as permitted under the rules and regulations of the Securities and Exchange Commission, and therefore do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended October 1, 1995.

         In the opinion of the Company, the accompanying condensed consolidated financial statements contain all the adjustments (consisting only of normal and recurring accruals) necessary to present fairly the consolidated financial position of the Company as at March 31, 1996 and October 1, 1995, and the consolidated results of its operations for the three months and six months ended March 31, 1996 and April 2, 1995 and its cash flows for the six month periods then ended.

         The results of operations for the three months and six months ended March 31, 1996 and April 2, 1995 are not necessarily indicative of the results to be expected for the full year.

         Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding during the periods.

         The Company's fiscal year ends on the Sunday nearest to the end of the month of September. The Company's fiscal year is generally 52 weeks, but periodically will consist of 53 weeks.

2.       PENDING MERGER:

         On February 27, 1996, the Company and Interim Services Inc. ("Interim Services") entered into a definitive merger agreement. Under the terms of the merger agreement, the stockholders of the Company will receive 0.88 shares of Interim Services common stock in exchange for each share of the Company's common stock. The merger is expected to be accounted for as a pooling of interests and qualify as a tax-free reorganization.

         The transaction, which is subject to approval by the stockholders of both companies, is expected to close in May 1996. Ira B. Brown, the Company's chairman and CEO, and his wife, Myra Brown, who hold approximately 26% of the outstanding stock of the Company, have granted a proxy to the designees of Interim Services to vote in favor of the merger.

         Interim Services is a leading provider of customized staffing solutions including flexible staffing, home health care, full-time placement, consulting and other value-added services on a national basis to businesses, professional and service organizations, governmental agencies, health care facilities and individuals.

         Interim Services reported revenues of $781 million and net income of $17.5 million (net income per share of $1.50) for its fiscal year ended

                                                                       FORM 10-Q
                                                                       PAGE 7

                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         December 29, 1995. Interim Services common stock is traded on the Nasdaq stock market under the symbol "INTM".

         The results of operations of the Company for the three months and six months ended March 31, 1996 include pre-tax merger expenses of $417,000 (approximately $255,000 or $.06 per share after tax) related to this transaction.

3.       MARKETABLE SECURITIES:

         At March 31, 1996, the net unrealized gains on marketable securities was $51,000 and are included in shareholders' equity net of applicable taxes of $21,000. Gross unrealized gains and losses were $59,000 and $8,000, respectively. There were $11,000 of gross realized gains and $40,000 of gross realized losses during the six months ended March 31, 1996. For the purpose of determining gross realized gains and losses, the amortized cost of securities sold is based upon specific identification.

         The contractual maturities of available for sale marketable debt securities, including accrued interest, at March 31, 1996, are as follows:

                                                  Amortized         Fair
         (In Thousands)                             Cost            Value
         --------------------------------------------------------------------
         Due within one year                      $12,322,000     $12,359,000
         Due after one through five years           2,843,000       2,861,000
         Due five through ten years                    10,000          10,000
         Due after ten years                          155,000         151,000
                                                  ---------------------------
                                                  $15,330,000     $15,381,000
                                                  ===========================

4.       INCOME TAXES:

         The provision for income taxes is comprised of the following:

                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                               ---------------------   ---------------------
                               MARCH 31,   APRIL 2,     MARCH 31,   APRIL 2,
                                 1996        1995         1996       1995
                               ---------  ----------   ----------  ----------
      Current:
        Federal............... $565,000   $  800,000   $1,291,000  $1,430,000
        State and local.......  195,000      276,000      437,000     492,000
                               --------   ----------   ----------  ----------
                                760,000    1,076,000    1,728,000   1,922,000
                               --------   ----------   ----------  ----------

      Deferred:
        Federal...............   21,000      (51,000)     132,000      98,000
        State and local.......    9,000      (17,000)      46,000      34,000
                               --------   ----------   ----------  ----------
                                 30,000      (68,000)     178,000     132,000
                               --------   ----------   ----------  ----------
                               $790,000   $1,008,000   $1,906,000  $2,054,000
                               ========   ==========   ==========  ==========

         The deferred tax provision relates primarily to the reversal of temporary differences resulting from payroll related costs that became tax deductible during the six months ended March 31, 1996. The components of the net deferred tax asset as of March 31, 1996 were allowance for doubtful accounts receivable, accumulated depreciation of furniture and equipment, compensated absences and deferred rent.

         Cash paid by the Company for income taxes during the first half of fiscal 1996 and 1995 was $1,337,000 and $2,579,000, respectively.

                                                                       FORM 10-Q
                                                                       PAGE 8

                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       SHAREHOLDERS' EQUITY:

         On October 26, 1995, the Company repurchased 100,000 shares of its common stock for $1,805,000.

         On December 13, 1995 and March 12, 1996, the Board of Directors declared cash dividends of $.085 per share. The December 13, 1995 dividend was paid on January 12, 1996, to shareholders of record as of December 26, 1995, and the March 12, 1996 dividend was paid on April 12, 1996 to shareholders of record as of March 29, 1996.

         In view of the merger described in Note 2, no further dividends will be paid by the Company.

6.       COMMITMENTS:

         In January, 1996 the Company entered into employment agreements (the "Agreements") with its President and five of its other executive officers which provide for continued employment through December 1998. The Agreements can be extended by either mutual agreement or on an at-will basis upon mutually agreeable terms. The Agreements contain provisions for annual base salary, discretionary bonus awards, severance and, under specified conditions, change in control payments. In addition, the Agreements contain non-compete provisions extending for three years beyond the term of the Agreements.

         The base salary for each individual is subject to increase or decrease at the discretion of the Compensation Committee of the Company's Board of Directors, provided the amount is not less than the initial base salary specified in the Agreements. In the event employment is not continued following the expiration of the term of the Agreements, severance will commence, payable in quarterly installments over two to three years, ranging in amounts from one to two times the individual's annual base salary plus the average cash bonus received during the preceding two years. The President's contract also provides for reduced payments for two years in the event of disability.

         In the event employment is terminated or the executive resigns under specified conditions within a period of 24 months following a change in control, the individuals are entitled to receive compensation equal to three times their most recent annual base salary plus the average cash bonus received during the preceding two years, subject to reduction if excise taxes are imposed.

         The aggregate minimum commitment for future salaries, excluding bonuses, under the Agreements through December 1998 is $2,565,000.

         The Agreements will not be terminated by virtue of the pending merger described in Note 2. The merger, however, will constitute a change in control event under the terms of the Agreements. If payments were required to be made as of July 1, 1996 under the change in control provisions of the Agreements the estimated aggregate amount of such payments, taking into account certain reductions for excise taxes, would be approximately $2,873,000.

                                                                       FORM 10-Q
                                                                       PAGE 9

                          BRANDON SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Upon consummation of the pending merger with Interim Services, an amendment to Mr. Brown's employment agreement provides that he will retire as Chairman and that he will thereafter receive no compensation per the employment agreement but will retain certain medical benefits and registration rights.

7.       STOCK-BASED COMPENSATION:

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

                                                                       FORM 10-Q
                                                                       PAGE 10



                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

OVERVIEW

Brandon Systems Corporation is an Information Technology Staffing Company providing outsourcing, strategic staffing partnerships, and technical staffing solutions in computer operations, help desks, and programming. The Company's services are provided to clients from offices strategically located throughout the United States. A majority of Brandon's revenues is derived from providing its clients with short-term supplemental technical services, under its Systemp(R) trademark, covering computer operations, PC help desks and local area networks. Brandon also provides supplemental computer programming under the Brandon Professional Services trade name. Brandon Training offers clients training services for all computer platforms and environments. Brandon provides long-term contractual support to its clients by offering them unique outsourcing services under the Brandon Insourcing(TM) trade name. Under a typical Brandon Insourcing(TM) arrangement, the client retains complete strategic control over the functional areas of their information systems facility while Brandon assumes responsibility for day-to-day management, staffing, and meeting agreed-upon service criteria. A Brandon Insourcing(TM) arrangement can include technical, professional and training services.

PENDING MERGER

On February 27, 1996 the Company entered into a definitive merger agreement with Interim Services Inc. ("Interim Services"). See Note 2 of Notes to Condensed Consolidated Financial Statements. The operating results for the three months and six months ended March 31, 1996 include pre-tax merger expenses of $417,000, which after taxes were approximately $255,000, or $.06 per share. During the second quarter of 1996, the Company's executive officers and management team were involved in matters related to the merger which included reviewing and planning for cross-selling and other opportunities which will exist for the combined companies. Accordingly, as a result of the merger the Company's strategic growth plan may be modified to maximize the combined revenues and operating results of both companies.

SECOND QUARTER FISCAL 1996 COMPARED TO SECOND QUARTER FISCAL 1995

         REVENUES. The Company's revenues for the second quarter of 1996 were a new record high. Revenues for the three months ended March 31, 1996, were $22,311,000, representing a 10.8% increase from $20,135,000 for the three months ended April 2, 1995. The revenue increase in fiscal 1996 is primarily due to increases in the volume of services provided by the Company, as opposed to increases in prices. The Company believes that the adverse winter weather conditions which impacted its entire industry, significantly affected the Company's revenues for the second quarter of 1996 due to its concentration of business in the Northeast and Midwest. The Company also believes its revenues were adversely impacted by the necessary diversion of management resources to the proposed merger with Interim Services.

Technical Services revenues increased by 10.4% to $15,654,000 from $14,181,000 in 1995, which is primarily attributable to a growth in client requirements for Technical Services in established market territories. Technical Services

                                                                       FORM 10-Q
                                                                       PAGE 11


                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


revenues accounted for 70% of total revenues in both the second quarter of 1996 and 1995.

Brandon Professional Services revenues decreased by 24.7% to $2,494,000 for the second quarter of 1996 compared to $3,314,000 in 1995. Brandon Professional Services accounted for 11% of total revenues in the second quarter of 1996 compared to 16% in 1995. The decline in Professional Services is attributed to a decrease in billable hours in fiscal 1996.

Brandon Insourcing(TM) revenues (long-term contractual support), increased by 47.5% to $3,713,000 from $2,518,000 primarily as a result of an increase in the number of data processing sites serviced by the Company. Brandon
Insourcing(TM) revenues accounted for 17% of total revenues in the second quarter of 1996 compared to 13% in 1995.

         COST OF SERVICES. Cost of services consists primarily of compensation and related payroll costs for the Company's Technical, Professional and Insourcing personnel working on customer engagements. As a percentage of revenues, costs of services usually increase in the second quarter of the Company's fiscal year, because that quarter begins a new calendar year for payroll taxes for its employees working on customer engagements. Such costs were 62.1% of revenues for the three months ended March 31, 1996, and 61.9% of revenues for the three months ended April 2, 1995. The increase in cost of services as a percentage of revenues in the second quarter of fiscal 1996 primarily relates to the increase in Brandon Insourcing(TM) revenues (long-term contractual support), which has a higher cost of service percentage than Technical and Professional Services (short-term supplemental support). Accordingly, as the Company continues to realize increased revenue from Brandon Insourcing(TM), cost of services as a percentage of revenues will also continue to increase. However, the Company believes income from operations will not be adversely impacted because of the resulting overall increase in revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company has continued with its strategic growth plan to expand its business in existing markets and entering new market territories. It is likely that its plan may be modified as a result of the pending merger so as to maximize the combined resources of both companies. During the first half of fiscal 1996, the Company opened two new offices in Kansas City and St. Louis, Missouri and has also been expanding its business in existing market territories which resulted in the Company incurring additional expenses related to staffing, market development and recruitment. Selling, general and administrative expenses increased $779,000 in the second quarter of 1996 compared to the second quarter 1995, primarily as a result of the continued expansion of its business, however, such expenses were partially offset by cost reductions implemented by the Company during the quarter. As a percentage of revenues, selling, general and administrative expenses were 27.6% of revenues in the second quarter of fiscal 1996, compared with 26.7% in the second quarter of fiscal 1995. The Company believes that selling, general and administrative costs will continue to increase as it expects to incur additional staffing, market development and recruitment costs related to its expansion. The Company also believes such expenses as a percentage of revenues may also increase in subsequent quarters unless and until such time as revenues are sufficient to absorb the additional expenses incurred.

                                                                       FORM 10-Q
                                                                       PAGE 12



                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         OTHER, NET. Other, net which consists primarily of interest income was $157,000 in the second quarter of 1996 compared to $161,000 for the second quarter of 1995. The decrease in the second quarter of 1996 is primarily attributed to approximately $32,000 of net realized losses from the sale of marketable securities.

         PROVISION FOR INCOME TAXES. The Company's effective income tax rate as a percentage of income before income taxes was 38.8% for the second quarter of fiscal 1996 and 41.0% for the second quarter of fiscal 1995.

         NET INCOME. The Company's net income, excluding merger expenses of $417,000 (approximately $255,000, or $.06 per share after taxes) was $1,500,000, or $.33 per share, compared to $1,451,000 or $.32 per share for the second quarter in fiscal 1995. Including the merger expenses net income for the second quarter of 1996 was $1,244,000, or $.27 per share.

FIRST SIX MONTHS FISCAL 1996 COMPARED TO FIRST SIX MONTHS FISCAL 1995

         REVENUES. Revenues for the six months ended March 31, 1996 were $44,151,000 compared to $39,259,000 for the comparable first six months of fiscal 1995. The revenue growth in fiscal 1996 is primarily due to increases in volume of services provided by the Company, as opposed to increases in prices.

         Technical Services revenues for the comparable six months increased 11.6% to $30,728,000 from $27,536,000. Such increase is primarily attributable to a growth in client requirements for Technical Services in established market territories. Technical Services revenues accounted for 70% of total revenues in the first half of both fiscal 1996 and 1995.

         Brandon Professional Services revenues for the comparable six month periods was $5,260,000 in 1996 and $6,680,000 in 1995 and represented 12% and 17% of total revenues, respectively. The decline in Professional Services is attributed to a decrease in billable hours in fiscal 1996.

         Brandon Insourcing(TM) revenues (long-term contractual support), for the comparable six months increased by 54.5% to $7,281,000 from $4,713,000 in 1995, primarily as a result of an increase in the number of data processing sites serviced by the Company. Brandon Insourcing(TM) business represented 16% of total revenues in fiscal 1996 compared to 12% in fiscal 1995.

         COST OF SERVICES. Cost of services were 61.3% of revenues for the six months ended March 31, 1996, compared with 61.0% of revenues during the six months ended April 2, 1995. The slight increase in cost of services as a percentage of revenue in the first six months of fiscal 1996 primarily relates to the change in the mix of the Company's business. Brandon Insourcing(TM) (long-term contractual support) business typically has a higher cost of service percent compared to the Company's other service offerings.

                                                                       FORM 10-Q
                                                                       PAGE 13



                          BRANDON SYSTEMS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased during the first six months of 1996 compared to the similar period of 1995 by $1,607,000, from $10,602,000 to $12,209,000.
Such increase is primarily attributed to increased commissions, general and administrative payroll costs and other related expenses associated with the Company's growth which was partially offset by cost reductions implemented in the second quarter. Selling, general and administrative expenses for the six months ended March 31, 1996 were 27.7% of revenues compared to 27.0% during the six months ended April 2, 1995.

         OTHER, NET. Other, net which consists primarily of interest income increased to $383,000 from $311,000 primarily because of higher interest rates as well as an increase in the Company's portfolio of marketable securities.

         PROVISIONS FOR INCOME TAXES. The Company's effective tax rate was 39.5% in fiscal 1996, compared to an effective tax rate of 41% in fiscal 1995.

         NET INCOME. Net income for the six months ended March 31, 1996, excluding merger expenses of $417,000 (approximately $255,000, or $.06 per share after taxes) was $3,171,000, or $.70 per share as compared to $2,956,000, or $.65 per share for the six months ended April 2, 1995. Including the merger expenses net income for the six month period was $2,919,000, or $.65 per share.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was approximately $27.8 million at March 31, 1996, compared to $27.1 million at October 1, 1995. The Company believes it has sufficient working capital to meet its immediately foreseeable capital requirements for expansion and funding of existing operations. The Company's geographic expansion and other growth have not required, and in the Company's view will not for the foreseeable future require, substantial cash commitments beyond amounts generated in the normal course of business. The Company has no bank or other indebtedness from borrowings and believes it has sufficient resources to support its long-term growth strategies through currently available cash, cash expected from future operations and its ability to obtain financing. The Company invests cash in excess of immediately foreseeable requirements in interest-bearing marketable securities, pending its use for operating needs.

                                                                       FORM 10-Q
                                                                       PAGE 14



                          BRANDON SYSTEMS CORPORATION



  PART II - OTHER INFORMATION

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

             The annual meeting of stockholders of Brandon Systems Corporation was held on March 12, 1996. All of the matters voted upon at the meeting were approved and the voting results were as follows:

             1. Three Class of 1999 directors were elected, Messrs. Kenneth A. DeGhetto, Steven S. Elbaum and Peter Lordi. The number of votes cast for Mr. DeGhetto were 3,788,626 and 128,748 withheld authority. The number of votes cast for Mr. Elbaum were 3,788,856 and 128,518 withheld authority. The number of votes cast for Mr. Lordi were 3,789,326 and 128,048 withheld authority. The other directors whose terms continued after the meeting were Ira B. Brown, Myra Brown, William E. Hess, Martin M. Pollak, Domenica Schulz-Scarpulla, and Charles Y.C. Tse.

             2. The appointment of Coopers & Lybrand LLP was ratified as the independent auditors of the Company for the fiscal year ending September 29, 1996. The number of votes cast were: 3,784,199 for, 126,098 against and 7,077 abstained.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

            (a)  Exhibits - Exhibit No. 27 - Financial Data Schedule

            (b) Reports on Form 8-K - none have been filed during the quarter ended March 31, 1996.

                                                                       FORM 10-Q
                                                                       PAGE 15





                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BRANDON SYSTEMS CORPORATION
                                           (Registrant)



    DATE:  May 7, 1996            /s/ Domenica Schulz-Scarpulla
                                  ------------------------------
                                  Domenica Schulz-Scarpulla
                                  President,
                                  Chief Operating Officer
                                  and Director
                                  (Principal Operating Officer)



    DATE:  May 7, 1996            /s/ Peter Lordi
                                  ------------------------------
                                  Peter Lordi
                                  Senior Vice President-Finance
                                  and Administration, Treasurer
                                  and Director (Principal
                                  Financial Officer)



    DATE:  May 7, 1996            /s/ Raymond J. Bolan
                                  ------------------------------
                                  Raymond J. Bolan
                                  Controller and Assistant
                                  Treasurer (Principal Accounting
                                  Officer)